Form 10-K
period 2012-09-28
ADT Corp
filed 2012-11-27
CIK 1546640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 28, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

(Commission File Number) 001-35502

The ADT Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4517261
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

1501 Yamato Road

Boca Raton, Florida, 33431

(Address of Principal Executive Offices, including Zip Code)

(561) 988-3600

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for The ADT Corporation’s Common Stock, $0.01 par value.

The number of common shares outstanding of the registrant’s common stock, $0.01 par value, was 232,467,711 as of November 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the registrant’s fiscal year covered by this Form 10-K in connection with the registrant’s 2013 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business.

Overview

The ADT Corporation (hereinafter referred to as “we”, the “Company” or “ADT”) is a leading provider of electronic security, interactive home and business automation and related monitoring services in the United States and Canada. ADT has one of the most trusted and well-known brands in the security industry today. We currently serve more than six million residential and small business customers, making us the largest company of our kind in both the United States and Canada. We deliver an integrated customer experience by maintaining the industry’s largest sales, installation and service field force and most robust monitoring network, all backed by the support of nearly 16,000 employees. Our broad and pioneering set of products and services, including interactive home and business solutions and home health services, meet a range of customer needs for today’s active and increasingly mobile lifestyles. We believe we are well positioned to continue to lead the large and growing residential and small business security market, and that our demonstrated expertise and established footprint will help us to become a leader in the evolving market for integrated security, home health monitoring, lifestyle and business productivity solutions.

We originated in 1874 as the American District Telegraph Company, a consortium of 57 telegraph operators. During the early part of the 20th century, we began offering fire and burglar alarm solutions. Over the years, we engaged in a variety of communications related activities and by 1987 had become one of the leading electronic security services providers. In 1997, we were acquired by Tyco International Ltd. (“Tyco”). In 2010, we acquired our largest competitor, Broadview Security.

The Company was incorporated in Delaware in 2012 as a wholly-owned subsidiary of Tyco. As part of a plan to separate Tyco into three independent companies, Tyco transferred the equity interests of the entities that held all of the assets and liabilities of its residential and small business security business in the United States and Canada to ADT. On September 28, 2012, Tyco distributed all of the shares of ADT to its shareholders on a pro rata basis, thereby completing its spin-off of ADT (the “Separation”) as an independent, publicly traded company.

We conduct business through our operating entities and report financial and operating information in one operating segment. For the year ended September 28, 2012, our revenue was $3.2 billion and our operating income was $722 million, and as of September 28, 2012, our total assets were $9.3 billion. Information about revenues and long-lived assets by geographic area is presented in Note 15 to the Consolidated and Combined Financial Statements. Unless otherwise indicated, references in this Annual Report on Form 10-K to 2012, 2011 and 2010 are to our fiscal years ended September 28, 2012, September 30, 2011 and September 24, 2010.

Strategies

In order to optimize the financial performance of our business, we focus on several key business drivers, including customer additions, costs to add a new customer, average revenue per customer, costs incurred to provide services to customers and customer tenure. We believe we have a proven track record of successfully balancing these key business drivers to optimize our returns. We use a structured customer acquisition process designed to generate new customers with attractive characteristics, high adoption of automatic payment methods and strong credit scores, which we believe results in long average customer tenure.

The majority of the monitoring and home/business automation services and a large portion of the maintenance services we provide to our customers are governed by multi-year contracts with automatic renewal provisions. This provides us with significant recurring revenue, which for the year ended September 28, 2012, was approximately 90% of our revenue. We believe that the recurring nature of the majority of our revenue, combined with our large customer base and increasing average revenue per customer, enables us to invest continuously in growing and optimizing our business. This includes investments in technologies to further enhance the attractiveness of our solutions to current and potential customers, to continue development and training to enable our direct sales, installation, customer service and field service personnel to more effectively deliver exceptional service to our customers, to expand our dealer and partner network and to make continued enhancements to operations efficiency.

We intend to achieve sustained, profitable growth in the markets we serve today, as well as in adjacent segments, by executing against strategies that leverage our key assets and core competencies.

Strengthen and grow the core residential business and extend our leadership position

We will continue to manage our business by optimizing the key business drivers noted above to maximize the value from our core business. We intend to grow our customer base through the expansion of our current channels and the development of new ones, by continuing to improve sales force effectiveness and by strengthening our strategic marketing and promotional tactics. We will continue to manage the costs associated with adding new customers by optimizing lead generation and conversion, working collaboratively with our solution partners to reduce hardware costs and deliver differentiated solutions and leveraging mobility tools to automate technician scheduling and deployment. We also intend to continue to increase ADT Pulse adoption rates and thereby increase our average monthly recurring revenue per customer and customer tenure. We regularly evaluate our pricing strategies to optimize pricing for our installed base and for new customers. We continue to standardize our product platform to enhance our ability to resolve customer issues remotely, which we believe will reduce ongoing service costs and increase the ease of supporting our customer base.

We also continue to implement enhancements to every customer touch point. We continue to train and incent our employees to provide high-quality service through prompt handling of calls and quick and effective resolution of customer issues. We intend to continue making ongoing improvements to enhance the customer experience, offer more options for customer self-service, including via the Internet, and create opportunities for field employees to meet our customers and hear directly how we impact customers’ lives. We believe our emphasis on customer value drives customer satisfaction and tenure, decreasing customer attrition and improving our profitability.

Invest in growth platforms, including in segments in which ADT has low market share, as well as in underpenetrated and new segments

We believe we have significant opportunity to increase our share of the monitored security and premises automation market for small businesses. We intend to grow our share of small business customers by expanding our small business field sales force, which currently represents only about one-third of our overall direct field sales force. We plan to strengthen our small business marketing support to this enhanced sales force by building a larger, more robust partner network to improve our lead generation capabilities and by assisting in marketing additional value-added services, including ADT Pulse.

Additionally, we believe monitored security and home/business automation services are underpenetrated in North American households. Based on internal and external market research studies, we estimate current monitored electronic security penetration to be approximately 19% of U.S. households, significantly lower than other home services such as video and Internet that are in 60-85% of households. We intend to increase penetration of residential security and home automation services through the development of new solutions and enhanced offerings that attract new customers to enter the market. In addition, through our efficient operating model and potentially lower technology costs over time, we believe we can significantly reduce the cost of basic installation and services, opening up the potential for a much larger portion of households to purchase monitored security and home automation services.

We also intend to explore other adjacent markets that leverage our existing assets and core competencies. Where appropriate, we will supplement our organic growth efforts with bolt-on acquisitions, leveraging the expertise we have developed in effectively integrating acquired businesses.

Brands and Services

Our key brands are ADT®, ADT PulseTM and Companion Service®. We believe our brands are some of the most respected, trusted and well-known brands in the electronic security industry. The strength of our brands is built upon our long-standing record of providing quality, reliable electronic security services. Due to the importance that customers place on reputation and trust when purchasing home and small business security and automation services, we believe the strength of our brand is a key contributor to our success.

Our electronic security and home/business automation offerings involve the installation and monitoring of residential and small business security and premises automation systems designed to detect intrusion, control access and react to movement, smoke, carbon monoxide, flooding, temperature and other environmental conditions and hazards, as well as to address personal emergencies, such as injuries, medical emergencies or incapacitation. We believe the breadth of our solutions allows us to meet a wide variety of customer needs. Our electronic security systems connect, upon the occurrence of a triggering event, to one of our state-of-the-art monitoring centers. Depending upon the type of service contract and the response specified by the customer, our skilled monitoring center personnel respond to alarms by relaying appropriate information to local fire or police departments and notifying the customer or others on the customer’s emergency contact list. Additional action may be taken by call center associates as needed, depending on the specific situation and recorded customer preferences.

Through the introduction of ADT Pulse we have pioneered interactive technologies that allow our customers to remotely monitor and manage their homes and small business environments through their electronic security systems. Depending on the service plan that they purchase and the type and level of product installation, customers can remotely access information regarding the security of their home or business, arm and disarm their security system, adjust lighting or thermostat levels or view real-time video from cameras covering different areas of their premises, all via secure access from web-enabled devices (such as smart phones, laptops and tablet computers) and a customized web portal. ADT Pulse also allows customers to create customized schedules and automation for managing lights, thermostats and appliances, and can be programmed to perform certain functions, such as recording and viewing live video and sending text messages, based on triggering events.

Many of our customers are driven to purchase monitored security as a result of a perceived or actual increase in crime or other life safety concerns in their neighborhood, such as a break-in or fire nearby, or as a result of a move to new home and/or neighborhood. These life events tend to heighten interest in solutions which can enhance safety and security and provide customers with greater peace of mind. We believe many of our customers purchase security systems and monitoring services as a result of encouragement by their insurance carriers, who often offer lower insurance premium rates if a security system is installed or may require that a system be installed as a condition of coverage.

The majority of our customers use standard land-line telephone service as the primary communication method for alarm signals from their sites. However, as the use of land-line telephone service has decreased, the ability to provide alternative communication methods from a customer’s control panel to our central monitoring stations has become increasingly important. We currently offer a variety of alternate and back-up alarm transmission methods including cellular, digital radio and broadband Internet.

Under our Companion Services brand, we provide monitoring center supported personal emergency response system (“PERS”) products and services which leverage our safety monitoring infrastructure to provide customers with solutions that help sustain independent living, encourage better self-care activities and improve communication of critical health information. Our core PERS offering consists of a console unit and a wireless transmitter generally worn as a necklace or wristband by the client. In the event of an emergency the transmitter allows the client to summon assistance via a two-way voice system that connects the client’s home telephone with our emergency response center, where dedicated PERS monitoring specialists relay information to the appropriate local emergency responder, including police and fire departments. We offer customers the option to install the PERS unit themselves or to have one of our trained field staff perform the unit set-up.

In addition to monitoring services, we provide technical services to our customer base for routine maintenance and the installation of upgraded or additional equipment. More than half of our customer base is enrolled in a service plan which generates incremental recurring monthly revenue. Purchasers of our electronic security and home/business automation systems typically contract for ongoing system monitoring and maintenance at the time of initial equipment installation.

Most of the monitoring services and a large portion of the maintenance services that we provide to our customers are governed by multi-year contracts with automatic renewal provisions that provide us with recurring monthly revenue. Under our typical service agreement, the customer pays the initial installation fee and is then obligated to make monthly payments for the remainder of the initial contract term. The standard agreement term is three years (two years in California), with automatic renewals for successive 30-day periods unless cancelled by either party. If a customer cancels or is otherwise in default under the contract prior to the end of the initial contract term, we have the right under the contract to receive a termination charge from the customer in an amount equal to a percentage of all remaining monthly payments. Monitoring services are generally billed monthly or quarterly in advance. More than half of our customers pay us through automated payment methods, with a significantly higher percentage of new customers opting for these payment methods. We periodically adjust the standard monthly monitoring rate charged to new customers. From time to time, we also may adjust the monthly rates of our existing customers.

Customers and Marketing

We serve more than six million residential and small business customers throughout the United States and Canada. Our residential customers are typically owners of single-family homes, while our small business customers include, among others, retail businesses, small-scale commercial facilities and offices of professional service providers and similar businesses. We manage our existing customer base to maximize customer lifetime value, which includes continually evaluating our pricing and service strategies, managing our costs to provide service to customers and achieving long customer tenure. Our ability to increase average revenue per customer is derived from, and largely dependent on, our continued introduction of additional features and services that increase the value of our offerings to customers.

To support the growth of our customer base and to improve awareness of our brands, we market our electronic security and home/business automation systems and services through national television advertisements, Internet advertising, including paid search, yellow pages, direct mail and social media tools. We continually work to optimize our marketing spend through a lead modeling process whereby we flex and shift our spending based on lead flow and measured marketing channel effectiveness. We utilize a variety of third-party referral providers who generate leads and sales referrals for both our direct sales team and our authorized dealers. Our partner lead generation methods include agreements with affinity organizations such as USAA and AARP, third-party referral companies and, in some instances, co-branding arrangements.

We are constantly trialing new customer lead methods and channels in an effort to increase our customer base and drive greater penetration within homes and small businesses without sacrificing customer quality. We continually explore opportunities to provide ADT-branded solutions through additional third parties, including telecommunications companies, broadband and cable companies, retailers and public and private utilities.

Sales and Distribution Channels

We utilize a network of complementary distribution channels that includes a mix of direct and indirect. In fiscal year 2012, we generated just over half of our new customers through our internal sales force, including our phone and field teams, supported by our direct response marketing efforts. We generated our remaining new customers in fiscal year 2012 through our authorized dealer program and, to a small extent, through agreements with leading homebuilders and related partners. As opportunities arise, we may also engage in selective bulk account purchases, which typically involve the purchase of a set of customer accounts from other security service providers, sometimes including competitors.

Our national sales call center (inbound and outbound) closes sales from prospective customers generated through national marketing efforts and lead generation channel partners. Our highly trained telephone sales associates work to understand customer needs and then direct customers to the most suitable sales approach. We close a sale over the phone if appropriate, while balancing the opportunity for up-sales and customer education that occurs when a sales representative works with the customer in their home or business to fully understand their individual needs. When the sale is best handled in the customer’s home or business, the sales center associate can schedule a field sales consultant appointment in real-time.

Our field sales force of approximately 3,900 sales consultants generates sales from residential and small business customers through company generated leads and leads generated by our field sales force as well as customer referrals and other lead “self-generation” methods. Our field sales consultants undergo an in-depth screening process prior to hire. Each sales consultant completes comprehensive centralized training prior to conducting customer sales presentations and participates in ongoing training in support of new offerings and the use of our structured model sales call. We utilize a highly structured sales approach, which includes, in addition to the structured model sales call, weekly monitoring of sales activity and effectiveness metrics and regular coaching by our sales management teams.

Our extensive dealer network, which consists of approximately 400 authorized dealers operating across the United States and Canada, extends our reach by aligning us with select independent security sales and installation companies. These authorized dealers agree to exclusivity with us for security related services. We train and monitor each dealer to help ensure the dealer’s financial stability, use of sound and ethical business practices and delivery of reliable and consistent high-quality sales and installation methods. Authorized dealers are required to adhere to the same high quality standards for sales and installation as company-owned field offices. We provide dealers with a full range of services designed to assist them in all aspects of their business.

Typically, our authorized dealers are contractually obligated to offer exclusively to us all qualified alarm accounts they generate, but we are not obligated to accept these accounts. We pay our authorized dealers for the services they provide in generating qualified monitored accounts. In those instances when we reject an account, we generally still provide alarm monitoring services for that account by means of a monitoring services agreement with the authorized dealer. Like our direct sales contracts, dealer generated customer contracts typically have an initial term of three years (two years in California) with automatic renewals for successive 30-day periods unless cancelled by either party. If an accepted alarm account is canceled during an initial guarantee period, generally twelve to fifteen months, the dealer is required to provide an account with equivalent economic characteristics or to refund our payment for their services for generating the account.

Additions to our customer base typically require an upfront investment, consisting primarily of direct materials and labor to install the security and home/business automation systems, direct sales costs, indirect sales costs, marketing costs and administrative costs related to installation activities. The economics of our installation business varies slightly depending on the customer acquisition channel. We operate our business with the goal of retaining customers for long periods of time in order to recoup our initial investment in new customers, achieving cash flow break-even in slightly less than three years.

Field Operations

We serve our customer base from approximately 200 sales and service offices located throughout the United States and Canada. From these locations our staff of approximately 3,900 installation and service technicians provides security and home/business automation system installations and field service and repair. We staff our field offices to efficiently and effectively make sales calls, install systems and provide service support based on customer needs and our evaluation of growth opportunities in each market. We maintain the relevant and necessary licenses related to the provision of installation and security and related services in the jurisdictions in which we operate.

Monitoring Facilities and Support Services

We operate six fully redundant monitoring facilities located across the United States and Canada. We employ approximately 3,800 monitoring center customer care professionals, who are required to complete extensive initial training and receive ongoing training and coaching. All monitoring facilities hold U.L. listings as protective signaling services stations. U.L. specifications for monitoring centers cover building integrity, back-up computer and power systems, staffing and standard operating procedures. Insurers of certain customers require U.L. listing of the monitored security provider as a condition of insurance coverage. In the event of an emergency at one of our monitoring facilities (e.g., fire, tornado, major interruption in telephone or computer service or any other event affecting the functionality of the facility), all monitoring operations can be automatically transferred to another monitoring facility. All of our monitoring facilities operate 24 hours a day on a year-round basis. Incoming alarm signals are routed via an internal communications network to the next available operator, which allows for real-time load sharing across these facilities.

Customer Care

We maintain a service culture aimed at “Creating Customers for Life” because developing customer loyalty and continually increasing customer tenure is an important value driver for our business. To maintain our high standard of customer service, we provide ongoing high quality training to call center and field employees and to dealer personnel. We also continually measure and monitor key operating and financial metrics, including customer satisfaction oriented metrics across each customer touch point.

Customer care specialists answer non-emergency inquiries regarding service, billing and alarm testing and support. Our monitoring centers provide customers with telephone and Internet coverage 24 hours a day on a year-round basis. To ensure that technical service requests are handled promptly and professionally, all requests are routed through our customer contact centers. Customer care specialists help customers resolve minor service and operating issues related to security and home/business automation systems and in many cases are able to remotely resolve customer concerns. We continue to implement new customer self-service tools via interactive voice response systems and the Internet, which will provide customers additional choices in managing their services.

Suppliers

We purchase equipment and components of our products from a limited number of suppliers and distributors, including certain subsidiaries of Tyco. We maintain minimal inventories of equipment and components at each field office. Generally our third-party distributors maintain safety stock of certain key items to cover any minor supply chain disruptions. We also utilize dual sourcing methods to minimize the risk of a disruption from a single supplier. We do not anticipate any major interruptions in our supply chain.

Industry and Competition

We estimate that the market for residential and small business electronic security system sales, installation, monitoring and service in the United States and Canada is expected to be approximately $13 billion in 2012 and that it has grown at a compound annual growth rate of approximately 1% - 2% per year over the past five years. We believe the primary factors driving industry growth include heightened concerns about crime, especially for an aging population that is increasingly concerned about security related to break-ins and theft of high-value items. We believe that a combination of increasing customer interest in lifestyle and business productivity and technology advancements, which are decreasing the cost of Internet Protocol-enabled security equipment, will support the increasing penetration of interactive services and home/business automation.

The security systems market in the United States and Canada is highly competitive and fragmented, with a number of major firms and thousands of smaller regional and local companies. The high fragmentation of the industry is primarily the result of relatively low barriers to entering the business in local geographies and the availability of wholesale monitoring (whereby smaller companies outsource their monitoring to operations that provide monitoring services but do not maintain the customer relationship). We believe that our principal competitors within the residential and small business security systems market are Protection One, Inc., Monitronics International, Inc. and Vivint, Inc.

Success in acquiring new customers in the residential and small business security and home/business automation markets is dependent on a variety of factors, including company brand and reputation, market visibility, service and product capabilities, quality, price and the ability to identify and sell to prospective customers. Competition is often based primarily on price in relation to value of the solutions and service. Rather than compete purely on price, we emphasize the quality of our electronic security and home/business automation services, the reputation of our industry leading brands and our knowledge of customer needs, which together allow us to deliver an outstanding customer experience. In addition, we are increasingly offering added features and functionality, such as those in our ADT Pulse interactive services offering, which provide new services and capabilities that serve to further differentiate our offering and support a pricing premium.

As we move into the interactive services and home automation space, we face new competition from competitors such as cable and telecommunications companies. However, we believe our robust field sales force, including our nationwide team of in-home sales consultants, our solid reputation for and expertise in providing reliable security and monitoring services through our in-house network of fully redundant monitoring centers, our reliable product solutions and our highly skilled installation and service organization position us well to compete with these new competitors.

In the PERS market our primary competition is Phillips/Lifeline. We believe we have the opportunity to enhance our position in this segment, and that as the demographics of the United States and Canada continue to change towards an increasingly older population, the market is poised to experience significant growth.

Seasonality

Our business experiences a certain level of seasonality. Because more household moves take place during the second and third calendar quarters of each year, our disconnect rate is typically higher in those quarters than in the first and fourth calendar quarters. There is also a slight seasonal effect on our new customer installation volume and related cash expenses incurred in investment in new subscribers; however, other factors, such as the level of marketing expense, can offset any seasonality effects. In addition, due to weather related incidences during the summer months, we may see increased servicing costs related to higher alarm signals and customer service requests as a result of customer power outages and related issues.

Intellectual Property

Patents, trademarks, copyrights and other proprietary rights are important to our business and we continuously refine our intellectual property strategy to maintain and improve our competitive position. We register new intellectual property to protect our ongoing technological innovations and strengthen our brand, and we take appropriate action against infringements or misappropriations of our intellectual property rights by others. We review third-party intellectual property rights to help avoid infringement, and to identify strategic opportunities. We typically enter into confidentiality agreements to further protect our intellectual property.

We own a portfolio of patents that relate to a variety of security and home/business automation technologies utilized in our business, including security panels and sensors and video and information management solutions. We also own a portfolio of trademarks, including ADT®, ADT PulseTM, ADT Always There®, Companion Service® and Creating Customers for Life®, and are a licensee of various patents and trademarks, including from our third-party suppliers and technology partners. Due to the importance that customers place on reputation and trust when making a decision on a security provider, our brand is critical to our business. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks.

Government Regulation and Other Regulatory Matters

Our operations are subject to numerous federal, state and local laws and regulations in the United States and Canada in areas such as consumer protection, government contracts, trade, environmental protection, labor and employment, tax, licensing and others. For example, in the U.S., most states in which we operate have licensing laws directed specifically toward the alarm industry. In certain jurisdictions, we must obtain licenses or permits in order to comply with standards governing employee selection, training and business conduct.

We also currently rely extensively upon the use of wireline and wireless telephone service to communicate signals, and wireline and wireless telephone companies in the United States are regulated by the federal and state governments. The Federal Communications Commission and state public utilities commissions regulate the operation and use of wireless telephone and radio frequencies. While the usage of wired phone service has been decreasing, we believe we are well positioned to respond to these trends with alternate transmission methods, including cellular, digital radio and broadband Internet technologies. Our advertising and sales practices are regulated by the U.S. Federal Trade Commission and state consumer protection laws. In addition, we are subject to certain administrative requirements and laws of the jurisdictions in which we operate. These laws and regulations may include restrictions on the manner in which we promote the sale of our security alarm services and require us to provide most purchasers of our services with three-day or longer rescission rights.

Some local government authorities have adopted or are considering various measures aimed at reducing false alarms. Such measures include requiring permits for individual alarm systems, revoking such permits following a specified number of false alarms, imposing fines on alarm customers or alarm monitoring companies for false alarms, limiting the number of times police will respond to alarms at a particular location after a specified number of false alarms, requiring additional verification of an alarm signal before the police respond or providing no response to residential system alarms.

The alarm industry is also subject to requirements, codes and standards imposed by various insurance, approval and listing and standards organizations. Depending upon the type of customer, security service provided and requirements of the applicable local governmental jurisdiction, adherence to the requirements, codes and standards of such organizations is mandatory in some instances and voluntary in others.

These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our operations, both positively and negatively.

Employees

As of November 16, 2012, we employed nearly 16,000 people. Approximately 10% of our field employees are covered by collective bargaining agreements. We believe that our relations with our employees and labor unions are good.

Available Information

ADT is required to file annual, quarterly and special reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Investors may read and copy any document that ADT files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access ADT’s SEC filings.

We maintain a web site at www.adt.com. We make available free of charge on or through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee, as well as our Board Governance Principles and Code of Conduct, on our web site under the heading “Corporate Governance.”

Executive Officers of the Registrant

The following information is provided regarding the executive officers of ADT. Information with respect to our directors is incorporated by reference to information included in the Proxy Statement for our 2013 Annual Meeting of Shareholders.

David Bleisch—53

Mr. Bleisch was appointed the Company’s Senior Vice President, Chief Legal Officer and Corporate Secretary in connection with the separation from Tyco in September 2012. Prior to the Separation, Mr. Bleisch served as Vice President and General Counsel of Tyco’s ADT North American Residential business segment. Prior to the restructuring of the segment in fiscal year 2012, Mr. Bleisch was the Vice President and General Counsel of Tyco Security Solutions, the largest segment of Tyco. He also managed the intellectual property legal group for all of Tyco’s operating segments worldwide. Mr. Bleisch joined Tyco in 2005 as Vice President and General Counsel of ADT North America and Deputy General Counsel of Tyco Fire & Security. Prior to joining Tyco, Mr. Bleisch was Senior Vice President, General Counsel and Corporate Secretary of The LTV Corporation in Cleveland, Ohio. Prior to joining LTV, Mr. Bleisch was a partner in the law firm of Jackson Walker LLP, where he served as a corporate transactional attorney before transitioning to commercial trial work. He has a Bachelor of Arts from Carleton College and a Juris Doctor from Boston College Law School. He is a member of the State Bar of Texas.

Don Boerema—55

Mr. Boerema was appointed the Company’s Senior Vice President and Chief Corporate Development Officer in connection with the separation from Tyco in September 2012. He is responsible for corporate strategy, market and business development and mergers and acquisitions. Prior to the Separation, Mr. Boerema served as Chief Marketing Officer for Tyco’s ADT North American Residential business segment, overseeing all strategic marketing and communications and leading all advertising and online interactive marketing initiatives across ADT North America. Mr. Boerema joined ADT in November 2007. Previously, he served as President and Chief Operating Officer for FDN Communications, a privately held telecommunications company, where he was responsible for all aspects of sales, marketing, network operations engineering and customer care. He also served as Senior Vice President of Business Solutions for AT&T and led sales and marketing for a division of McCaw Cellular Communications. Before joining McCaw, Mr. Boerema held management positions with PepsiCo, Inc. and began his career at The Procter & Gamble Company. Mr. Boerema holds a Bachelor of Science in Marketing and Finance and a Master of Business Administration from Eastern Illinois University.

Mark Edoff—54

Mr. Edoff was appointed the Company’s Senior Vice President of Business Operations Optimization in connection with the separation from Tyco in September 2012. He is responsible for increasing efficiency and driving overall business process improvements in the organization. Prior to the Separation, Mr. Edoff served as Vice President and Chief Financial Officer of Tyco Security Solutions from October 2010 until the restructuring of the segment in fiscal year 2012. Mr. Edoff joined Tyco in 2003 as Vice President and Corporate Controller for the former Tyco Fire & Security business. In 2004 Mr. Edoff assumed the role of Chief Financial Officer for ADT North America, which included responsibility for the combined residential and commercial security business. Previously, Mr. Edoff served as the Director of Finance and Principal Accounting Officer for The Gillette Company. Before joining Gillette, Mr. Edoff had a 15-year career with KPMG, where he was a Partner in the Assurance practice. Mr. Edoff holds a Bachelor of Science in Business Administration from Northeastern University and is a Certified Public Accountant.

Anita Graham—41

Ms. Graham was appointed the Company’s Senior Vice President and Chief Human Resources and Administrative Officer in connection with the separation from Tyco in September 2012. She is responsible for all aspects of the Company’s human resources and talent development areas, as well as its environmental, health, safety and wellness, and corporate communications functions. Prior to the Separation, Ms. Graham served as Vice President of Human Resources for Tyco’s ADT North American Residential business segment. She joined ADT in March 2011 as Vice President of Human Resources for Tyco Security Solutions. Previously, Ms. Graham served as Executive Vice President, Global Human Resources and then as Executive Vice President, Chief Administrative Officer at Shire Pharmaceuticals. In the latter role, she was responsible for a broad range of functions including human resources, information technology, corporate communications, procurement, real estate, safety and corporate security. Previously, Ms. Graham held executive leadership roles in several life science companies. She began her career in the insurance and investment management industry, where she held various global human resources leadership roles. She has a Bachelor of Science in Industrial and Labor Relations from Cornell University and a Master of Business Administration from New York University.

Stephen Gribbon—57

Mr. Gribbon was appointed the Company’s Senior Vice President of Sales in connection with the separation from Tyco in September 2012. He is responsible for a sales force of security specialists, the authorized dealer program, affinity relationships and industry partnerships. Prior to the Separation, Mr. Gribbon served as the Group Vice President of Sales for Tyco’s ADT North American Residential business segment, where he oversaw all direct, indirect, dealer, home health and custom home sales channels as well as strategic partnerships. Mr. Gribbon joined ADT Security Services in 1995 as Senior Vice President, Dealer Development, and then moved into the role of Vice President, Residential Sales, before being named Group Vice President of Sales in 2008. Mr. Gribbon began his career at Gray, Inc., a large commercial security services company in North Carolina, becoming President in 1988. Two years later, he was named Regional President of The Alert Centre, Inc., which was acquired by ADT in 1995. Mr. Gribbon studied business administration at The University of North Carolina at Chapel Hill.

Naren Gursahaney—50

Mr. Gursahaney was appointed the Company’s Chief Executive Officer in connection with the separation from Tyco in September 2012. Mr. Gursahaney also serves as a member of the Company’s board of directors. Prior to the Separation, Mr. Gursahaney served as President of Tyco’s ADT North American Residential business segment. Prior to the restructuring of the segment in fiscal year 2012, Mr. Gursahaney was the President of Tyco Security Solutions, the world’s largest electronic security provider to residential, commercial, industrial and governmental customers and the largest operating segment of Tyco. Mr. Gursahaney joined Tyco in 2003 as Senior Vice President of Operational Excellence. He then served as President of Tyco Engineered Products and Services and President of Tyco Flow Control. Prior to joining Tyco, Mr. Gursahaney was President and Chief Executive Officer of GE Medical Systems – Asia, where he was responsible for the company’s $1.6 billion sales and services business in the Asia- Pacific region. During his 10-year career with GE, Mr. Gursahaney held senior leadership roles in services, marketing and information management. His career also includes positions with Booz Allen & Hamilton and Westinghouse Electric Corporation. Mr. Gursahaney holds a Bachelor of Science in Mechanical Engineering from The Pennsylvania State University and a Master of Business Administration from the University of Virginia.

Shawn Lucht—46

Mr. Lucht was appointed the Company’s Senior Vice President of Operations in connection with the separation from Tyco in September 2012. He is responsible for a wide range of critical customer-facing functions including installation, service, field administration, customer care, monitoring and e-services. Prior to the Separation, Mr. Lucht served as the Group Vice President of Operations for Tyco’s ADT North American Residential business segment. Mr. Lucht joined ADT in 2010 as part of the Broadview Security acquisition. During his 21-year career with ADT and Broadview, Mr. Lucht has held a variety of senior leadership positions including Executive Vice President of Operations and Senior Vice President for Strategy and Corporate Development at Broadview Security (formerly Brinks Home Security). Mr. Lucht holds both a Bachelor of Business Administration and a Master of Business Administration from The University of Texas at Arlington.

Kathryn Mikells—47

Ms. Mikells was appointed the Company’s Senior Vice President and Chief Financial Officer in connection with the separation from Tyco in September 2012. Prior to the Separation, she was Chief Financial Officer of Tyco’s ADT North American Residential business segment. Before joining ADT in April 2012, Ms. Mikells served as Executive Vice President and Chief Financial Officer for Nalco Holding Company, a specialty chemical and water treatment service business, which merged with EcoLab Inc. in December 2011. Ms. Mikells served as Chief Financial Officer of UAL Corporation, the parent company of United Airlines, from 2008, and as an Executive Vice President from 2009 until UAL’s 2010 merger with Continental Airlines. During her 16 years with UAL Corporation, Ms. Mikells held a variety of other senior leadership roles, including Vice President of Investor Relations, Vice President of Financial Planning and Analysis, Vice President and Treasurer, Vice President of Corporate Real Estate, Director of Corporate Planning and Chief Financial Officer of Mileage Plus, United’s loyalty program. Before joining UAL Corporation, Ms. Mikells spent six years in financial services for companies such as GE Capital Corporate Finance and Household International. She holds a Bachelor of Science in Finance from the University of Illinois Urbana-Champaign and a Master of Business Administration from the University of Chicago. Ms. Mikells also serves as a director of The Hartford Financial Services Group, Inc. and is a member of its Compensation and Management Development Committee and Finance, Investment and Risk Management Committee. In addition, Ms. Mikells serves as a director of The Weitz Company, where she is a member of its Audit Committee, Compensation Committee, and Nominating and Governance Committee.

Arthur Orduña—47

Mr. Orduña joined ADT in October 2012 as the Company’s Senior Vice President and Chief Innovation Officer, overseeing technology vision and strategy. He is responsible for building the strategic roadmap of new and existing solutions, defining future solution and product architecture and functionality, and positioning ADT as a partner of choice for key technology companies. Prior to joining ADT, he worked for Canoe Ventures, LLC, a joint venture founded by the top six U.S. cable companies, first as Chief Technology Officer then Chief Product Officer. He was responsible for building a national data and interactive services platform, developing product and technology strategy, and launching new applications and services with key partners including Comcast Cable, NBC-Universal, Time Warner Cable and Cox Communications. Prior to Canoe Ventures, Mr. Orduña was Senior Vice President of Policy & Product for Advance/Newhouse—Bright House Networks. Earlier in his career, he served as Vice President of Product & Marketing for Canal+ Technology U.S./Vivendi-Universal, and also Vice President of Product & Marketing for Integrated Systems Inc./Diab-SDS prior to its acquisition by Wind River Systems/Intel. He holds a Bachelor of Arts from Cornell University.

Tony Wells—48

Mr. Wells was appointed the Company’s Senior Vice President and Chief Marketing and Customer Officer in connection with the separation from Tyco in September 2012. He is responsible for promoting and protecting the brand as well as overseeing marketing communications, pricing, customer experience, product marketing and consumer marketing. Prior to the Separation, he was Chief Marketing and Customer Officer of Tyco’s ADT North American Residential business segment. Before joining ADT in May 2012, Mr. Wells served as Executive Vice President and Chief Marketing Officer for 24 Hour Fitness, overseeing all marketing communications, public relations, 24hourfitness.com, member services and retail products and services. Prior to joining 24 Hour Fitness in 2007, Mr. Wells held leadership roles at Visa USA, including Vice President, Client Services and Vice President, Partnership Marketing. Mr. Wells also served in various sales and marketing positions with SFX Sports Group, The Mills Corporation and Nissan North America. A former Marine infantry officer, Mr. Wells holds a Bachelor of Science in Physical Science from the United States Naval Academy and a management certificate from Johns Hopkins University.

Item 1A.	Risk Factors.

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and our company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risks described below before investing in our securities. Our business may also be adversely affected by risks and uncertainties not known to us or risks that we currently believe to be immaterial.

Risks Relating to Our Business

We sell our products in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our products.

The monitored security alarm industry is subject to significant competition and pricing pressures. We experience significant competitive pricing pressures on installation, monitoring and service fees. Several significant competitors offer installation fees that match or are lower than ours. Other competitors charge significantly more for installation but, in many cases, less for monitoring. In many cases we face competition for direct sales from our authorized dealers, who may offer installation for considerably less than we do in particular markets. We believe that the monitoring and service fees we offer are generally competitive with rates offered by other major security companies. We also face potential competition from improvements in self-monitoring systems, which enable customers to monitor their home environment without third-party involvement through the Internet, text messages, emails or similar communications, but with the disadvantage that alarm events may go unnoticed. It is possible that one or more of our competitors could develop a significant technical advantage over us that allows them to provide additional service or better quality service or to lower their price, which could put us at a competitive disadvantage. Continued pricing pressure or improvements in technology and shifts in customer preferences towards self-monitoring could adversely impact our customer base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Our future growth is largely dependent upon our ability to successfully compete with new and existing competitors by developing or acquiring new technologies that achieve market acceptance with acceptable margins.

Our business operates in markets that are characterized by rapidly changing technologies, evolving industry standards and potential new entrants. For example, a number of cable and other telecommunications companies have introduced security services offerings, including interactive security services, that are competitive with our products and services. If these services gain market acceptance, our ability to grow our business, in particular our ADT Pulse offering, could be materially and adversely affected. Accordingly, our future success depends upon a number of factors, including our ability to accomplish the following: identify emerging technological trends in our target end-markets; develop, acquire and maintain competitive products and services; enhance our products and services by adding innovative features that differentiate us from our competitors; and develop or acquire and bring products and services to market quickly and cost-effectively. Our ability to develop or acquire new products and services based on technological innovation can affect our competitive position and requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies, products or services on a timely basis. Moreover, as we introduce new products such as ADT Pulse, we may be unable to detect and correct defects in the product or in its installation, which could result in loss of sales or delays in market acceptance. New or enhanced products may not satisfy consumer preferences and potential product failures may cause consumers to reject our products. As a result, these products may not achieve market acceptance and our brand image could suffer. In addition, our competitors may introduce superior designs or business strategies, impairing our brand and the desirability of our products and services, which may cause consumers to defer or forego purchases of our products and services. In addition, the markets for our products and services may not develop or grow as we anticipate. The failure of our technology, products or services to gain market acceptance, the potential for product defects or the obsolescence of our products and services could significantly reduce our revenue, increase our operating costs or otherwise adversely affect our business, financial condition, results of operations or cash flows.

Failure to maintain the security of our information and technology networks, including personally identifiable and other information could adversely affect us.

We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers and employees, including video images of customer sites. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A significant actual or potential theft, loss, fraudulent use or misuse of customer, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in significant costs, fines, litigation or regulatory actions against us. Such an event could additionally result in adverse publicity and therefore adversely affect the market’s perception of the security and reliability of our services, which could result in lost sales and increased customer attrition. In addition, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could result in disruptions to our operations. Increasingly, our security and home/business automation products and services are accessed through the Internet, and security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, operating results and financial condition. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products and services. If any one of these risks materializes our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Allegations that we have infringed the intellectual property rights of third parties could negatively affect us.

We may be subject to claims of intellectual property infringement rights by third parties. In particular, as our services have expanded into areas more heavily populated by intellectual property, we have become subject to claims alleging infringement of intellectual property, including litigation brought by special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by enforcing patent rights. These companies typically have little or no business or operations and there are few effective deterrents available to prevent such companies from filing patent infringement lawsuits against us. In addition, we rely on licenses and other arrangements with third parties covering intellectual property related to the products and services that we market, including a Patent Agreement with Tyco covering the manufacture, use and sale of pre-separation products. Notwithstanding these arrangements, we could be at risk for infringement claims from third parties, including Tyco. Although the Patent Agreement generally includes a covenant by Tyco not to sue us for products and services in existence as of the distribution date that may infringe Tyco patents, it does not protect us from infringement claims for future product or service expansions, or if we change third-party product suppliers or if an alleged infringement involves certain patents. In general, if a court determines that one or more of our services infringes on intellectual property owned by others, we may be required to cease marketing those services, to obtain licenses from the holders of the intellectual property at a material cost or to take other actions to avoid infringing the intellectual property. The litigation process is costly and subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Intellectual property lawsuits or claims may become extremely disruptive if the plaintiffs succeed in blocking the trade of our products and services and may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Unauthorized use of our brand name by third parties, and the expenses incurred in developing and preserving the value of our brand name, may adversely affect our business.

Our brand name is critical to our success. Unauthorized use of our brand name by third parties may adversely affect our business and reputation, including the perceived quality and reliability of our products. We rely on trademark law, company brand name protection policies and agreements with our employees, customers, business partners and others to protect the value of our brand name. Despite our precautions, we cannot provide assurance that those procedures are sufficiently effective to protect against unauthorized third-party use of our brand name. In particular, in recent years various third parties have used the ADT® brand name to engage in fraudulent activities, including inducing customers to switch monitoring service providers, generating leads for competitors and obtaining personal financial information. We may not be successful in investigating, preventing or prosecuting unauthorized third-party use of our brand name. Future litigation with respect to such unauthorized use could also result in substantial costs and diversion of our resources. These factors could adversely affect our reputation, business, financial condition, results of operations and cash flows.

We do not own the right to use certain of our trademarks, including the ADT® brand name, outside of the United States and Canada.

Following the Separation, Tyco owns the ADT® brand name outside of the United States and Canada. Therefore, in order to expand our business outside the United States and Canada, we would need to either acquire or otherwise license the ADT® brand name from Tyco (to the extent not already used by Tyco in the applicable jurisdictions(s)) or use an alternative brand name. This would put us at a distinct competitive disadvantage. Development of a new brand outside the United States and Canada could be costly and would also require us to market other brands as superior alternatives to the ADT® brand, which could undermine its value among customers within the United States and Canadian residential and small business security markets. These factors may make it difficult for us to develop a business outside of the United States and Canada. These factors also expose us to the risk that the ADT® brand name could suffer reputational damage or devaluation for reasons outside of our control, including Tyco’s business conduct outside of the United States and Canada. Any of these factors may materially and adversely affect our business, financial condition, results of operations and cash flows.

Infringement of our intellectual property rights could negatively affect us.

We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation of our technology. Adverse events affecting the use of our trademarks could affect our use of those trademarks and negatively impact our brands. In addition, if we expand our business outside of the United States and Canada in the future, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some jurisdictions. Furthermore, while we enter into confidentiality agreements with certain of our employees and third parties to protect our intellectual property, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. If it becomes necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could adversely affect our business, financial condition, results of operations and cash flows.

We depend on third-party software licenses for our products and services.

We rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality. For example, we license the software platform for our monitoring operations and the home automation software for our ADT Pulse offering from third parties. Because our products and services incorporate software developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties’ ability to maintain or enhance their current products and services, to ensure that their products are free of defects or security vulnerabilities, to develop new products and services on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. Further, these third-party technology licenses may not always be available to us on commercially reasonable terms or at all. If our agreements with third-party vendors are not renewed or the third-party software becomes obsolete, is incompatible with future versions of our products or services or otherwise fails to address our needs, we cannot provide assurance that we would be able to replace the functionality provided by the third-party software with technology from alternative providers. Furthermore, even if we obtain licenses to alternative software products or services that provide the functionality we need, we may be required to replace hardware installed at our monitoring centers and at our customers’ sites, including security system control panels and peripherals, in order to affect our integration of or migration to alternative software products. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

We rely on third party providers for the components of our security and home/business automation systems and any failure or interruption in products or services provided by these third parties could harm our ability to operate our business.

The components for the security and home/business automation systems that we install are manufactured by third parties, including divisions of Tyco that are no longer part of our business. We are therefore susceptible to interruptions in supply and to the receipt of components that do not meet our high standards. Any financial or other difficulties our providers face may have negative effects on our business. We exercise little control over our suppliers, which increases our vulnerability to problems with the products and services they provide. Any interruption in supply could cause delays in installations and repairs and the loss of current and potential customers. Also, if a previously installed component were found to be defective, we might not be able to recover the costs associated with its repair or replacement across our installed customer base, and the diversion of technical personnel to address the defect could materially and adversely affect our business, financial condition, results of operations and cash flows.

We are exposed to greater risks of liability for employee acts or omissions or system failure, than may be inherent in other businesses.

If a customer or third party believes that he or she has suffered harm to person or property due to an actual or alleged act or omission of one of our employees or security system failure, he or she may pursue legal action against us, and the cost of defending the legal action and of any judgment against us could be substantial. In particular, because our products and services are intended to help protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other consumer and small business products and services. Substantially all of our customer contracts contain provisions limiting our liability; however, in the event of litigation with respect to such matters, it is possible that these limitations may be deemed not applicable or unenforceable and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially and adversely affect our business, financial condition, results of operations and cash flows.

We rely on a significant number of our customers remaining with us as customers for long periods of time.

We operate our business with the goal of retaining customers for long periods of time in order to recoup our initial investment in new customers, achieving cash flow break-even in slightly less than three years. Accordingly, our long-term profitability is dependent on long customer tenure. This requires that we minimize our rate of customer disconnects, or attrition. Factors that can increase disconnects include customers who relocate and do not reconnect, problems with our product or service quality, an economic slowdown, a downturn in the housing market and the desirability and pricing of our and our competitors’ products and services. Our customer attrition rates for fiscal years 2012, 2011 and 2010 were, respectively, 13.8%, 13.0% and 13.3%. If we fail to keep our customers for a sufficiently long period of time, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

If we experience higher rates of customer attrition, we may be required to change the estimated useful lives of assets related to our security monitoring customers, increasing our depreciation and amortization expense or impairing such assets.

We amortize the costs of our acquired and dealer-generated contracts and related customer relationships based on the estimated life of the customer relationships. We similarly depreciate the cost of our internally generated residential and small business monitoring system assets. If attrition rates were to rise significantly, we may be required to accelerate the amortization of expenses related to such contracts and the depreciation of our subscriber system assets or to impair such assets, which could cause a material adverse effect on our financial condition and results of operations.

We are susceptible to downturns in the housing market and consumer discretionary income, which may inhibit our ability to sustain customer base growth rates.

Demand for alarm monitoring services is affected by the turnover in the housing market. Downturns in the rate of the sale of new and existing homes, which we believe drives a substantial portion of our new customer volume in any given year, would reduce opportunities to make sales of new security and home automation systems and services and reduce opportunities to take over existing security and home automation systems. In addition, because of personal economic circumstances, current security alarm and home automation customers may decide to disconnect our services in an effort to reduce their monthly spending and may default on their remaining contractual obligations to us. Our long-term revenue growth rate depends on installations exceeding disconnects. If the housing market downturn or the general economic downturn is prolonged, customer disconnects and defaults could increase and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We have entered into non-compete and non-solicit restrictions that prohibit us from competing with Tyco in the commercial security market in the United States and Canada for a period of time after the Separation.

In conjunction with the Separation, we have entered into a Separation and Distribution Agreement with Tyco that includes non-compete provisions pursuant to which we are prohibited from competing with Tyco in the commercial security market in the United States and Canada, subject to certain small business related exceptions, for two years after the distribution date, September 28, 2012. In addition, the Separation and Distribution Agreement with Tyco contains non-solicitation provisions preventing us from soliciting Tyco’s existing security customers in the United States and

Canada for two years after the distribution date. This effectively prevents us from expanding our business into the commercial security market, other than the small business market, in these jurisdictions during the restricted periods. These factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

Expiration of non-competition agreements will allow the entry of potential competitors with deep knowledge of our business.

We acquired Broadview Security in 2010. In connection with the separation of Broadview Security from The Brink’s Company in 2008 (the “Broadview Spin-Off”), Broadview Security and The Brink’s Company entered into a non-competition and non-solicitation agreement pursuant to which The Brink’s Company agreed not to compete with Broadview Security in the United States, Puerto Rico and Canada with respect to the security alarm systems or personal emergency response systems businesses for a period of five years from the date of the Broadview Spin-Off. Upon the expiration of the non-competition and non-solicitation agreement in October 2013, The Brink’s Company will be free to directly pursue competitive activities in these businesses or to license the Brink’s brand to other existing or potential competitors in these businesses. In addition, although the Separation and Distribution Agreement with Tyco that we entered into in connection with the Separation includes non-competition provisions, the non-competition provisions will expire two years after the distribution date, at which time, Tyco will be free to compete with us in the residential and small business security market. Such competitive activities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Shifts in our customers’ choice of, or telecommunications providers’ support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures.

Certain elements of our operating model have historically relied on our customers’ continued selection and use of traditional land-line telecommunications to transmit alarm signals to our monitoring centers. There is a growing trend for customers to switch to the exclusive use of cellular, satellite or Internet communication technology in their homes and businesses, and telecommunication providers may discontinue their land-line services in the future. In addition, many of our customers who use cellular communication technology for their security and home/business automation systems use products that rely on 2G technology, and telecommunication providers may discontinue their 2G services in the future. The discontinuation of land-line, 2G cellular and any other services by telecommunications providers in the future will depend on a number of factors outside of our control, including legislation and government regulation, and would require customers to upgrade to alternative, and potentially more expensive, technologies to transmit alarm signals. This could increase our customer attrition rates and slow our new customer additions. In order to maintain our customer base that uses security and home/business automation system components that are or could become obsolete, we may be required to upgrade or implement new technologies, including offering to subsidize the replacement of customers’ outdated systems at our expense. Any such upgrades or implementations could require significant capital expenditures and also divert management’s attention and other important resources away from our customer service and sales efforts. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt timely to changing technologies, market conditions or customer preferences, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

An event causing a disruption in the ability of our monitoring facilities to operate could adversely affect our business.

A disruption in our ability to provide alarm monitoring services and serve our customers could have a material adverse effect on our business. A disruption could occur for many reasons, including fire, natural disasters, weather, disease, transportation interruption, extended power outages, terrorism or sabotage or as a result of disruptions to third-party transmission lines. Monitoring could also be disrupted by information systems and network-related events such as computer hacking, computer viruses, worms or other malicious software, denial of service attacks, malicious social engineering or other destructive or disruptive activities that could also cause damage to our properties, equipment and data. While our monitoring systems are fully redundant, a failure of our back-up procedures or a disruption affecting multiple monitoring facilities could disrupt our ability to provide monitoring services. In conjunction with the Separation, we entered into a Monitoring Agreement with Tyco. Pursuant to this agreement, we have entered a transition period, during which our monitoring facilities include facilities owned and operated by Tyco that provide monitoring services to our customers.

Providers of broadband services may be able to block our services or charge their customers more for using our services, which could adversely affect our revenue and growth.

Our interactive and home automation services are accessed through the Internet and our security monitoring services are increasingly delivered using Internet technologies. Some providers of broadband access may take measures that affect their customers’ ability to use these products and services, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for using our services.

In the United States, there continues to be some uncertainty regarding whether suppliers of broadband Internet access have a legal obligation to allow their customers to access services such as ours without interference. In December 2010, the U.S. Federal Communications Commission (the “FCC”) adopted new net neutrality rules that would protect services like ours from such interference. Several parties have sought judicial review of the FCC’s net neutrality rules. These appeals are currently pending. Interference with our services or higher charges to customers by broadband service providers for using our products and services could cause us to lose existing customers, impair our ability to attract new customers and materially and adversely affect our business, financial condition, results of operations and cash flows.

We have significant deferred tax assets, and any impairments of or valuation allowances against these deferred tax assets in the future could adversely affect our results of operations, financial condition and cash flows.

We are subject to income taxes in the United States and Canada and in various state, territorial, provincial and local jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new related interpretations by taxing authorities in the jurisdictions in which we file could materially and adversely affect our financial condition, results of operations and cash flows.

Our consolidated federal and state income tax liability may be significantly reduced by tax credits and tax net operating loss (“NOL”) carryforwards available to us under the applicable tax codes. Our ability to fully utilize these deferred tax assets, however, may be limited for various reasons, such as if projected future taxable income becomes insufficient to recognize the full benefit of our NOL carryforwards prior to their expirations or, in addition, should income attributable to specific subgroup members relative to total U.S. consolidated income be sufficient to allow for full NOL utilization. Our ability to fully use these tax assets will also be adversely affected if we have an “ownership change” within the meaning of Section 382 of the Code. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders,” as the term is defined for purposes of Section 382 of the Code, in any three-year period. Future changes in our stock ownership, depending on the magnitude, including the purchase or sale of our common stock by 5% shareholders, and issuances or redemptions of common stock by us could result in an ownership change that would trigger the imposition of limitations under Section 382 of the Code. In addition, as a significant taxpayer, we are subject to regular audits by the U.S. Internal Revenue Service (“IRS”) as well as state, territorial, provincial and local tax authorities. These audits could subject us to tax liabilities if tax authorities make adverse determinations with respect to our NOLs or tax credits. Further, any future disallowance of some or all of our tax credits or NOL carryforwards as a result of legislative change could materially affect our tax obligations. Accordingly, there can be no assurance that in the future we will not be subject to increased taxation or experience limitations with respect to recognizing the benefits of our NOL carryforwards and other tax attributes. Any such increase in taxation or limitation of benefits could have a material and adverse affect on our financial condition, results of operations or cash flows.

Our business operates in a regulated industry.

Our operations and employees are subject to various U.S. and Canadian federal, state, provincial and local consumer protection, occupational licensing and other laws and regulations. Most states and provinces in which we operate have licensing laws directed specifically toward the security services industry. Our business relies heavily upon both wireline and wireless telecommunications to communicate signals. Telecommunications companies are currently regulated by the federal, state and local governments.

In certain jurisdictions, we are required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. The loss of such licenses or permits or the imposition of conditions to the granting or retention of such licenses or permits could have a material adverse effect on us. Furthermore, in certain jurisdictions, certain security systems must meet fire and building codes in order to be installed, and it is possible that our current or future products and service offerings will fail to meet such codes, which could require us to make costly modifications to our products and services or to forgo marketing in certain jurisdictions.

Changes in laws or regulations could require us to change the way we operate or to utilize resources to maintain compliance, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses. If laws and regulations were to change or if we or our products failed to comply with them, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Increasing government regulation of telemarketing, email marketing and other marketing methods may increase our costs and restrict the operation and growth of our business.

We rely on telemarketing and email marketing conducted internally and through third parties to generate a substantial number of leads for our business. The telemarketing and email marketing services industries are subject to an increasing amount of regulation in the United States and Canada. In the United States, the U.S. Federal Trade Commission (“FTC”) and FCC have issued regulations that place restrictions on unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines, and require us to maintain a “do not call” list and to train our personnel to comply with these restrictions. The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. Additionally, we are subject to a 2007 consent decree with the FTC which, among other things, requires us to monitor compliance by our authorized dealers and third parties whom we expressly authorize to telemarket our residential security monitoring services with specified telemarketing regulations and to take certain actions with regard to those who fail to comply. The Canadian Radio-Television and Telecommunications Commission enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. In December 2010, the Government of Canada passed legislation to restrict the sending of unsolicited commercial electronic messages including email messages, although that legislation has not yet been proclaimed into force. We are diligent in our efforts to comply with all such applicable regulations, but cannot assure you that we or third parties that we rely on for telemarketing, email marketing and other lead generation activities will be in compliance with all applicable regulations at all times. Although our contractual arrangements with such third parties expressly require them to comply with all such regulations and to indemnify us for their failure to do so, we cannot assure you that the FTC, FCC, private litigants or others will not attempt to hold us responsible for any unlawful acts conducted by such third parties or that we could successfully enforce or collect upon such indemnities. Additionally, changes in such regulations or the interpretation thereof that further restrict such activities could result in a material reduction in the number of leads for our business and could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

We could be assessed penalties for false alarms.

Some local governments impose assessments, fines, penalties and limitations on either customers or the alarm companies for false alarms. A few municipalities have adopted ordinances under which both permit and alarm dispatch fees are charged directly to the alarm companies. Our alarm service contracts generally allow us to pass these charges on to customers, but we may not be able to collect these charges if customers are unwilling or unable to pay them and such outcome may materially and adversely affect our operating results. Furthermore, our customers may elect to terminate or not renew our services if assessments, fines or penalties for false alarms become significant. If more local governments were to impose assessments, fines or penalties, our customer base, financial condition, results of operations and cash flows could be materially and adversely affected.

Police departments could refuse to respond to calls from monitored security service companies.

Police departments in a limited number of U.S. and Canadian jurisdictions do not respond to calls from monitored security service companies, either as a matter of policy or by local ordinance. In certain cases, we have offered affected customers the option of receiving response from private guard companies, in most cases through contracts with us, which increases the overall cost to customers. If more police departments were to refuse to respond or be prohibited from responding to calls from monitored security service companies, our ability to attract and retain customers could be negatively impacted and our business, financial condition, results of operations and cash flows could be adversely affected.

Adoption of statutes and governmental policies purporting to characterize certain of our charges as unlawful may adversely affect our business.

If a customer cancels its contract with us prior to the end of the initial contract term, other than in accordance with the contract, we may charge the customer an early cancellation fee. Consumer protection policies or legal precedents could be proposed or adopted to restrict the charges we can impose upon contract cancellation. Such initiatives could compel us to increase our prices during the initial term of our contracts and consequently lead to less demand for our services and increased attrition. Adverse judicial determinations regarding these matters could cause us to incur legal exposure to customers against whom such charges have been imposed and expose us to the risk that certain of our customers may seek to recover such charges through litigation. In addition, the costs of defending such litigation and enforcement actions could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

We face risks in acquiring and integrating customer accounts.

An element of our business strategy involves the bulk acquisition of customer accounts. Acquisitions of customer accounts involve a number of special risks, including the possibility of unexpectedly high rates of attrition and unanticipated deficiencies in the accounts acquired despite our investigations prior to acquisition. We face competition from other alarm monitoring companies, including companies that may offer higher prices and more favorable terms for customer accounts purchased, lower minimum financial qualifications for purchased accounts or lower prices for monitoring services provided. This competition could reduce the acquisition opportunities available to us, thus slowing our rate of growth and/or increase the price we pay for such account acquisitions, thus reducing our return on investment and negatively impacting our revenue and results of operations. We cannot assure you that we will be able to purchase customer accounts on favorable terms in the future.

The purchase price we pay for customer accounts is affected by the recurring revenue historically generated by such accounts, as well as several other factors, including the level of competition, our prior experience with accounts purchased in bulk from specific sellers, the geographic location of accounts, the number of accounts purchased, the customers’ credit scores and the type of security or home/business automation equipment used by the customers. In purchasing accounts, we have relied on management’s knowledge of the industry, due diligence procedures and representations and warranties of bulk account sellers. We cannot assure you that in all instances the representations and warranties made by bulk account sellers are true and complete or, if the representations and warranties are inaccurate, that we will be able to recover damages from bulk account sellers in an amount sufficient to fully compensate us for any resulting losses. If any of these risks materializes our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our customer generation strategies and the competitive market for customer accounts may affect our future profitability.

A principal element of our business strategy is the generation of new customer accounts through our authorized dealer program, which accounted for approximately 45% of our new customer accounts for our 2012 fiscal year. Our future operating results will depend in large part on our ability to manage this generation strategy effectively. Although we currently generate accounts through hundreds of authorized dealers, a significant portion of our accounts originate from a smaller number of authorized dealers. In particular, during our 2012 fiscal year one authorized dealer accounted for approximately 15% of all our new accounts. We experience loss of authorized dealers from our authorized dealer program due to various factors, such as authorized dealers becoming inactive or discontinuing their electronic security business, non-renewal of our dealer contracts and competition from other alarm monitoring companies. If we experience a loss of authorized dealers representing a significant portion of our account generation from our authorized dealer program or if we are unable to replace or recruit authorized dealers in accordance with our business plans, our business, financial condition, results of operations and cash flows may be materially and adversely affected.

In addition, successful promotion of our brand depends on the effectiveness of our marketing efforts and on our ability to offer member discounts and special offers for our products and services. We have actively pursued affinity marketing programs, which provide members of participating organizations with discounts on our products and services. The organizations with which we have affinity marketing programs closely monitor their relationships with us, as well as their members’ satisfaction with our products and services. These organizations may require us to increase our fees to them, decrease our pricing for their members or otherwise alter the terms of our participation in their marketing programs in ways that are unfavorable to us. These organizations may also terminate their relationships with us if we fail to meet member satisfaction standards. If any of our important affinity or marketing relationships, such as our relationships with USAA or AARP, were terminated, we would lose a significant source of sales leads and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our business strategy includes making acquisitions and investments that complement our existing business. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.

We will continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of products and service offerings. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful.

Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business;

•	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;

•	inability to obtain required regulatory approvals and/or required financing on favorable terms;

•	potential loss of key employees, key contractual relationships or key customers of acquired companies or of us;

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies; and

•	dilution of interests of holders of shares of our common stock through the issuance of equity securities or equity-linked securities.

It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. Any acquisitions or investments may ultimately harm our business or financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.

We may pursue business opportunities that diverge from our current business model, which may cause our business to suffer.

We may pursue business opportunities that diverge from our current business model, including expanding our products or service offerings, investing in new and unproven technologies, adding customer acquisition channels and forming new alliances with companies to market our services. We can offer no assurance that any such business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue and revenue from installations. Additionally, any new alliances or customer acquisition channels could have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we might be required to draw on our revolving credit facility or pursue other external financing, which may not be readily available. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

We may be subject to liability for obligations of The Brink’s Company under the Coal Act.

On May 14, 2010, Tyco acquired Broadview Security, a business formerly owned by The Brink’s Company. Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the “Coal Act”), The Brink’s Company and its majority-owned subsidiaries as of July 20, 1992 (including certain legal entities acquired in the Broadview Security acquisition) are jointly and severally liable with certain of The Brink’s Company’s other current and former subsidiaries for health care coverage obligations provided for by the Coal Act. A Voluntary Employees’ Beneficiary Associate (“VEBA”) trust has been established by The Brink’s Company to pay for these liabilities, although the trust may have insufficient funds to satisfy all future obligations. At the time of the Broadview Spin-Off, Broadview Security entered into an agreement pursuant to which The Brink’s Company agreed to indemnify it for any and all liabilities and expenses related to The Brink’s Company’s former coal operations, including any health care coverage obligations. The Brink’s Company has agreed that this indemnification survives our acquisition of Broadview Security. We have evaluated our potential liability under the Coal Act as a contingency in light of all known facts, including the funding of the VEBA and indemnification provided by The Brink’s Company. We have concluded that no accrual is necessary due to the existence of the indemnification and our belief that The Brink’s Company and VEBA will be able to satisfy all future obligations under the Coal Act. However, if The Brink’s Company and the VEBA are unable to satisfy all such obligations, we could be held liable, which could have a material and adverse affect on our financial condition, results of operations or cash flows.

Risks Relating to Our Liquidity

Disruptions in the financial markets could adversely affect us and our suppliers by increasing funding costs or by reducing availability of credit.

In the normal course of our business, we may access credit markets for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of common stock, capital expenditures and investments in our business. Although we expect to have sufficient liquidity to meet our foreseeable needs, our access to and the cost of capital could be negatively impacted by disruptions in the credit markets. In 2008, 2009 and 2010, credit markets experienced significant dislocations and liquidity disruptions, and similar disruptions in the credit markets could make financing terms for borrowers unattractive or unavailable. These factors may make it more difficult or expensive for us to access credit markets if the need arises. In addition, these factors may make it more difficult for our suppliers to meet demand for their products or for potential strategic partners to commence new projects, as they may experience increased costs of debt financing or difficulties in obtaining debt financing. Disruptions in the financial markets have had adverse effects on other areas of the economy and have led to a slowdown in general economic activity that may continue to adversely affect our businesses. These disruptions may have other unknown adverse effects. One or more of these factors could adversely affect our business, financial condition, results of operations or cash flows.

Covenants in our debt instruments may adversely affect us.

Our revolving credit facility contains customary covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a minimum required ratio of EBITDA to interest expense and limits on incurrence of liens and subsidiary debt. In addition, the indenture governing our senior unsecured notes contains customary covenants including limits on liens and sale/leaseback transactions.

Our ability to meet our financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our revolving credit facility or our indenture. Upon the occurrence of an event of default under our revolving credit facility or our indenture, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and, in the case of credit facility lenders, terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our revolving credit facility and our other indebtedness. Furthermore, acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations, which could have a material adverse effect on our financial condition. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material adverse legal judgments, fines, penalties or settlements could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.

We estimate that our available cash, our cash flow from operations and amounts available to us under our revolving credit facility will be adequate to fund our operations and service our debt over both the short term and the long term. However, material adverse legal judgments, fines, penalties or settlements arising from litigation and similar contingencies could require additional funding. If such developments require us to obtain additional funding, we cannot provide assurance that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Such an outcome could have important consequences to holders of shares of our common stock. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other corporate purposes, including dividend payments;

•	increase our vulnerability to adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	restrict our ability to introduce new technologies or exploit business opportunities;

•	make it more difficult for us to satisfy our payment obligations with respect to our outstanding indebtedness; and

•	increase the difficulty and/or cost to us of refinancing our indebtedness.

Risks Relating to Our Common Stock

We cannot be certain that an active trading market for our common stock will be sustained, and our stock price may fluctuate significantly.

Our common stock is listed on the NYSE. However, there can be no assurance that an active trading market for our common stock will be sustained in the future. The lack of an active market may make it more difficult for you to sell our common stock and could lead to the price of our common stock being depressed or more volatile.

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	changes in our capital structure, including the amount of our indebtedness;

•	our ability to obtain third-party financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company;

•	natural or other disasters that investors believe may affect us;

•	overall market fluctuations;

•	results from any material litigation or government investigations;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

We cannot assure you that we will pay dividends on our common stock.

Although we intend to pay quarterly dividends in an amount that approximates $0.50 per ADT share annually, there can be no assurance that we will pay a dividend in the future. The timing, declaration and payment of future dividends to holders of our common stock fall within the discretion of our board of directors and will depend on many factors, including our financial condition and results of operations, the capital requirements of our business, covenants associated with debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our board of directors deems relevant.

Your percentage ownership in ADT will be diluted in the future.

Your percentage ownership in ADT will be diluted in the future because of additional equity awards that we expect will be granted to our directors, officers and employees in the future. We have established equity incentive plans that provide for the grant of common stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments we may make in the future.

Provisions in our certificate of incorporation and by-laws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Our certificate of incorporation and by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids more expensive to the acquiror and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings and the right of our board of directors to issue preferred stock without shareholder approval.

Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us. We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our shareholders. Accordingly, in the event that our board of directors determines that a potential business combination transaction is not in the best interests of our company and our shareholders but certain shareholders believe that such a transaction would be beneficial to our company and our shareholders, such shareholders may elect to sell their shares in our company and the trading price of our common stock could decrease.

Risks Relating to our Separation from Tyco

We share responsibility for certain income tax liabilities of ADT, Tyco and Pentair Ltd., formerly Tyco Flow Control International Ltd. (“Pentair”) for tax periods prior to and including September 28, 2012, and such liabilities may include a portion of Tyco’s obligations under its tax sharing agreement with Covidien Ltd. (“Covidien”) and TE Connectivity Ltd. (“TE Connectivity”) for tax liabilities for tax periods prior to and including June 29, 2007.

In connection with the 2007 distributions of Covidien and TE Connectivity by Tyco (the “2007 Separation”), Tyco entered into a tax sharing agreement (the “2007 Tax Sharing Agreement”) that governs the rights and obligations of each party with respect to certain pre-2007 Separation tax liabilities and certain tax liabilities arising in connection with the 2007 Separation. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to Tyco’s, Covidien’s and TE Connectivity’s U.S. and certain non-U.S. income tax returns and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 Separation. In addition, in the event the 2007 Separation or certain related transactions is determined to be taxable as a result of actions taken after the 2007 Separation by Tyco, Covidien or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on Tyco, Covidien or TE Connectivity as a result thereof. If none of the companies is responsible for such failure, then Tyco, Covidien and TE Connectivity would be responsible for such taxes, in the same manner and in the same proportions as other shared tax liabilities under the 2007 Tax Sharing Agreement. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties.

With respect to years prior to and including the 2007 Separation, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Although Tyco has advised us that it has resolved a substantial number of these adjustments, a few significant items raised by the IRS remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that Tyco will be able to resolve all the open items, which primarily involve the treatment of certain intercompany debt transactions during the period, through the IRS appeals process. As a result, Tyco has advised us that it expects to litigate these matters once it receives the requisite statutory notices from the IRS, which is expected to occur during fiscal year 2013. Tyco has advised us that it has determined that its recorded liability is sufficient to cover the indemnifications Tyco made under the 2007 Tax Sharing Agreement. However, the ultimate resolution of these matters is uncertain and could result in Tyco being responsible for a greater amount than it expects under the 2007 Tax Sharing Agreement.

In connection with the Separation, we have entered into the 2012 Tax Sharing Agreement with Tyco and Pentair that is separate from the 2007 Tax Sharing Agreement and which governs the rights and obligations of ADT, Tyco and Pentair for certain pre-separation tax liabilities, including Tyco’s obligations under the 2007 Tax Sharing Agreement. Under the 2012 Tax Sharing Agreement, ADT, Tyco and Pentair share (i) certain pre-separation income tax liabilities that arise from adjustments made by tax authorities to ADT’s, Tyco’s and Pentair’s U.S. income tax returns, and (ii) payments required to be made by Tyco in respect to the 2007 Tax Sharing Agreement (collectively, “Shared Tax Liabilities”). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. ADT and Pentair will share 58% and 42%, respectively, of the next $225 million of Shared Tax Liabilities. ADT, Tyco and Pentair will share 27.5%, 52.5% and 20.0%, respectively, of Shared Tax Liabilities above $725 million.

We are responsible for all of our own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement’s sharing formulae, and Tyco and Pentair are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement’s sharing formulae. We also have sole responsibility for any income tax liability arising as a result of our acquisition of Broadview Security in May 2010, including any liability of Broadview Security under the tax sharing agreement between Broadview Security and The Brink’s Company dated October 31, 2008 (collectively, the “Broadview Tax Liabilities”). Costs and expenses associated with the management of Shared Tax Liabilities and Broadview Tax Liabilities are generally shared 20% by Pentair, 27.5% by ADT, and 52.5% by Tyco.

All the tax liabilities that are associated with our businesses, including liabilities that arose prior to the Separation, have become our tax liabilities. Although we have agreed to share certain of these tax liabilities with Tyco and Pentair pursuant to the 2012 Tax Sharing Agreement, we remain primarily liable for all of these liabilities. If Tyco and Pentair default on their obligations to us under the 2012 Tax Sharing Agreement, we would be liable for the entire amount of these liabilities. In addition, if another party to the 2012 Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of our, Tyco’s and Pentair’s tax liabilities.

We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of tax liabilities. Under the 2012 Tax Sharing Agreement, Tyco has the right to administer, control and settle all U.S. income tax audits for periods prior to and including September 28, 2012. The timing, nature and amount of any settlement agreed to by Tyco may not be in our best interests. All other tax audits will be administered, controlled and settled by the party that would be responsible for paying the tax.

To the extent we are responsible for any liability under the 2012 Tax Sharing Agreement and if our estimate of tax liabilities proves to be less that the amount for which we are ultimately liable, we would incur additional income tax expense, which could have a material adverse impact on our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.

If the distribution of ADT or Pentair common shares by Tyco to its shareholders or certain internal transactions undertaken in anticipation of such distributions are determined to be taxable for U.S. federal income tax purposes, we, our shareholders that are subject to U.S. federal income tax and/or Tyco could incur significant U.S. federal income tax liabilities.

Tyco has received a private letter ruling from the IRS regarding the U.S. federal income tax consequences of the distribution of ADT common shares by Tyco to its shareholders (the “Distribution”) and the distribution of Pentair common shares by Tyco to its shareholders (the “Pentair Distribution” and , together with the Distribution, the “Distributions”) to the effect that, for U.S. federal income tax purposes, the Distribution will qualify as tax-free under Section 355 of the Code and the Pentair Distribution will qualify as tax-free under Sections 355 and 361 of the Code, except for cash received in lieu of a fractional share of our common stock and the Pentair common shares. The private letter ruling also provides that certain internal transactions undertaken in anticipation of the Distributions will qualify for favorable treatment under the Code. In addition to obtaining the private letter ruling, Tyco obtained an opinion from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the Distributions for U.S. federal income tax purposes. The private letter ruling and the opinion rely on certain facts and assumptions and certain representations and undertakings from us, Pentair and Tyco regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter ruling and the opinion, the IRS could determine on audit that the Distribution, the Pentair Distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the Distribution, the Pentair Distribution or the internal transactions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the Distributions. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinion was based on current law, and cannot be relied upon if current law changes with retroactive effect. If the Distribution ultimately is determined to be taxable, the Distribution could be treated as a taxable dividend or capital gain to our shareholders for U.S. federal income tax purposes, and our shareholders could incur significant U.S. federal income tax liabilities. In addition, Tyco would recognize gain in an amount equal to the excess of the fair market value of shares of our common stock and the Pentair common shares distributed to Tyco shareholders on the distribution date over Tyco’s tax basis in such shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we or Tyco could incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in anticipation of the Distributions are taxable.

In addition, under the terms of the 2012 Tax Sharing Agreement, in the event the Distribution, the Pentair Distribution or the internal transactions were determined to be taxable as a result of actions taken after the Distributions by us, Pentair or Tyco, the party responsible for such failure would be responsible for all taxes imposed on us, Pentair or Tyco as a result thereof. Taxes resulting from the determination that the Distribution, the Pentair Distribution, or any internal transaction that was intended to be tax-free is taxable are referred to herein as “Distribution Taxes.” If such failure is not the result of actions taken after the Distributions by us, Pentair or Tyco, then we, Pentair and Tyco would be responsible for 27.5%, 20% and 52.5%, respectively, of any taxes imposed on us, Pentair or Tyco as a result of such determination. Such tax amounts could be significant. In the event that any party to the 2012 Tax Sharing Agreement defaults in its obligation to pay Distribution Taxes to another party that arise as a result of no party’s fault, each non-defaulting party would be responsible for an equal amount of the defaulting party’s obligation to make a payment to another party in respect of such other party’s taxes. To the extent we are responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material adverse impact on our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.

If the Distribution is determined to be taxable for Swiss withholding tax purposes, we or Tyco could incur significant Swiss withholding tax liabilities.

Generally, Swiss withholding tax of 35% is due on dividends and similar distributions to our and Tyco’s shareholders, regardless of the place of residency of the shareholder. As of January 1, 2011, distributions to shareholders out of qualifying contributed surplus (Kapitaleinlage) accumulated on or after January 1, 1997 are exempt from Swiss withholding tax, if certain conditions are met (Kapitaleinlageprinzip). Tyco obtained a ruling from the Swiss Federal Tax Administration confirming that the Distribution qualifies as payment out of such qualifying contributed surplus and, therefore, no amount was withheld by Tyco when making the Distribution.

This tax ruling relies on certain facts and assumptions and certain representations and undertakings from Tyco regarding the past conduct of its businesses and other matters. Notwithstanding this tax ruling, the Swiss Federal Tax Administration could determine on audit that the Distribution should be treated as a taxable transaction for withholding tax purposes if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated. If the Distribution ultimately is determined to be taxable for withholding tax purposes, we and Tyco could incur material Swiss withholding tax liabilities that could significantly detract from or eliminate the benefits of the Separation. In addition, we could become liable to indemnify Tyco for part of any Swiss withholding tax liabilities to the extent provided under the 2012 Tax Sharing Agreement.

We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from Tyco.

As an independent, publicly-traded company, we believe that our business will benefit from, among other things, allowing us to better focus our financial and operational resources on our specific business, allowing our management to design and implement corporate strategies and policies that are based primarily on the business characteristics and strategic decisions of our business, allowing us to more effectively respond to industry dynamics and allowing the creation of effective incentives for our management and employees that are more closely tied to our business performance. However, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. For example, it is possible that investors and securities analysts will not place a greater value on our business as an independent company than on our business as a part of Tyco.

We may increase our debt or raise additional capital in the future, which could affect our financial health and may decrease our profitability.

We may increase our debt or raise additional capital in the future, subject to restrictions in our revolving credit facility and indenture and possibly future debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of additional capital stock, the terms of the debt or our capital stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, your percentage ownership in us would decline. If we are unable to raise additional capital when needed, it could affect our financial health. Also, regardless of the terms of our debt or equity financing, the amount of our stock that we can issue may be limited because the issuance of our stock may cause the Distribution to be a taxable event for Tyco under Section 355(e) of the Code, and under the 2012 Tax Sharing Agreement, we could be required to indemnify Tyco for that tax. See “Risk Factors—Risks Relating our Separation from Tyco—We might not be able to engage in desirable strategic transactions and equity issuances because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.”

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject as an independent, publicly-traded company.

Our financial results previously were included within the consolidated results of Tyco, and we believe that our financial reporting and internal controls were appropriate for those of subsidiaries of a public company. However, we were not directly subject to the reporting and other requirements of the Exchange Act. As an independent, publicly-traded company, we are subject to reporting and other obligations under the Exchange Act. Beginning with our Annual Report on Form 10-K for fiscal year 2013, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which will require annual management assessments of the effectiveness of our internal control over financial reporting. The Sarbanes-Oxley Act also requires that we obtain a report by our independent registered public accounting firm expressing an opinion on the effectiveness of our internal control over financial reporting. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. We expect to incur additional annual expenses for the purpose of addressing these requirements, and those expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent publicly-traded company, and we may experience increased costs after the Separation.

We may be unable to replace in a timely manner or on comparable terms the services or other benefits that Tyco previously provided to us that are not specified in any transition services agreement. Upon expiration of any transition services agreement, many of the services that are covered in the agreement will have to be provided internally or by unaffiliated third parties and we may be unable to replace those services in a timely manner or on comparable terms. In addition, if Tyco does not continue to perform the transition services and the other services that are called for under any transition services agreement, we may not be able to operate our business as effectively and our profitability may decline.

In addition, for a period of time of up to two years after the Separation, we will continue to share monitoring facilities with Tyco as we work to separate our security monitoring system from that of Tyco. In connection with the Separation, we have entered into monitoring agreements with Tyco pursuant to which we will provide third-party monitoring services to certain of their customers and they will provide third-party monitoring services to certain of our customers for a period of time. We may not be able to affect the separation of our operations and security monitoring system from Tyco as smoothly as anticipated, which may result in disruption to our ongoing business, distraction of management and an increase in our cost of operation.

Our historical combined financial information for periods prior to September 28, 2012, is not necessarily representative of the results we would have achieved as an independent, publicly-traded company and may not be a reliable indicator of our future results.

The historical combined financial information included in this Annual Report on Form 10-K does not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been an independent, publicly-traded company during the periods presented or what our results of operations, financial condition and cash flows will be in the future. This is primarily because:

•

Prior to the Separation, our business was operated by Tyco as part of its broader corporate organization, rather than as an independent, publicly-traded company. In addition, prior to the Separation, Tyco, or one of its affiliates, performed significant corporate functions for us, including tax and treasury administration and certain governance functions, including internal audit and external reporting. Our historical combined financial statements reflect allocations of corporate expenses from Tyco for these and similar functions and may not reflect the costs we will incur for similar services in the future as an independent company.

•

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, historically have been satisfied as part of the company-wide cash management practices of Tyco. Now that we are an independent company, Tyco will not be providing us with funds to finance our working capital or other cash requirements. Without the opportunity to obtain financing from Tyco, we must obtain financing from banks, through public offerings or private placements of debt or equity securities or other arrangements.

•	Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a company separate from Tyco.

For additional information about our past financial performance and the basis of presentation of our financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated and Combined Financial Statements.

As an independent, publicly-traded company, we may not enjoy the same benefits that we did as a segment of Tyco.

There is a risk that, as a result of our separation from Tyco, we may become more susceptible to market fluctuations and other adverse events than we would have been if we were still a part of the current Tyco organizational structure. As part of Tyco, we enjoyed certain benefits from Tyco’s operating diversity, purchasing power, available capital for investments and opportunities to pursue integrated strategies with Tyco’s other businesses. As an independent, publicly-traded company, we do not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets.

As an independent, publicly-traded company, our capital structure and sources of liquidity will change significantly from our capital structure as a segment of Tyco.

As an independent, publicly-traded company, we no longer participate in cash management and funding arrangements with Tyco. Instead, our ability to fund our capital needs depends on our ongoing ability to generate cash from operations, and to access our credit facilities and capital markets, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

Certain of the contracts transferred or assigned to us in connection with the Distribution contain provisions requiring the consent of a third party in connection with the transactions contemplated by the Distribution. If such consent is not given, we may not be entitled to the benefit of such contracts in the future.

Certain of the contracts transferred or assigned to us in connection with the Distribution contain provisions which require the consent of a third party to the internal transactions, the Distribution or both. If we are unable to obtain such consents on commercially reasonable and satisfactory terms, our ability to obtain the benefit of such contracts in the future may be impaired.

Our suppliers or other companies with whom we conduct business may need assurances that our financial stability on a standalone basis is sufficient to satisfy their requirements for doing or continuing to do business with them.

Some of our suppliers or other companies with whom we conduct business may need assurances that our financial stability on a standalone basis is sufficient to satisfy their requirements for doing or continuing to do business with them. Any failure of parties to be satisfied with our financial stability could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The ownership by our executive officers and some of our directors of common shares, options or other equity awards of Tyco or Pentair may create, or may create the appearance of, conflicts of interest.

Because of their former positions with Tyco, substantially all of our executive officers, including our chief executive officer and some of our non-employee directors, own common shares of Tyco and Pentair, options to purchase common shares of Tyco and Pentair or other equity awards in Tyco and Pentair. The individual holdings of common shares, options to purchase common shares or other equity awards of Tyco and Pentair may be significant for some of these persons compared to their total assets. These equity interests may create, or appear to create, conflicts of interest when these directors and officers are faced with decisions that could benefit or affect the equity holders of Tyco or Pentair in ways that do not benefit or affect us in the same manner.

We might not be able to engage in desirable strategic transactions and equity issuances because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.

Our ability to engage in significant equity transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Distribution. Even if the Distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate-level taxable gain to Tyco and certain of its affiliates under Section 355(e) of the Code if 50% or more, by vote or value, of our shares or Tyco’s shares are acquired or issued as part of a plan or series of related transactions that includes the Distribution. Any acquisitions or issuances of our shares or Tyco’s shares within two years after the Distribution will generally be presumed to be part of such a plan, although we or Tyco may be able to rebut that presumption. To preserve the tax-free treatment to Tyco of the Distribution, under the 2012 Tax Sharing Agreement, we are prohibited from taking or failing to take any action that prevents the Distribution and related transactions from being tax-free. Further, for the two-year period following the Distribution, without obtaining the consent of Tyco and Pentair, a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm, we may be prohibited from:

•	approving or allowing any transaction that results in a change in ownership of more than 35% of our common shares when combined with any other changes in ownership of our shares,

•	redeeming equity securities,

•	selling or otherwise disposing of more than 35% of ADT’s assets, or

•	engaging in certain internal transactions.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. Moreover, the 2012 Tax Sharing Agreement provides that we will be responsible for any taxes imposed on Tyco or any of its affiliates or on Pentair or any of its affiliates as a result of the failure of the Distribution or the internal transactions to qualify for favorable treatment under the Code if such failure is attributable to certain actions taken after the Distribution by or in respect of us, any of our affiliates or our shareholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We operate through a network of approximately 200 sales and service offices, six monitoring facilities, four customer and field support locations and two national sales call centers, located throughout the United States and Canada. These properties total approximately three million square feet, the majority of which is leased. We lease approximately 4,000 vehicles which are used in the installation and service activities of our business.

Our corporate headquarters is located in Boca Raton, FL. We are currently co-located in the same facility as Tyco. We have entered into a Separation and Distribution Agreement with Tyco, pursuant to which, we have agreed to share the facility with Tyco for up to two years after the Separation. We have agreed to lease this space directly from the third-party building owner at market rates for a 12-year period from the distribution date. We also maintain certain transition arrangements with Tyco related to our monitoring, information technology and branch operations.

The following table shows our significant facilities:

Location	Approximate Square Footage	Owner or Leased
Rochester, NY Customer Monitoring Center	40,000	Owned
Rochester, NY National Dispatch Center	45,000	Leased
Jacksonville, FL Customer Monitoring Center	39,000	Owned
Jacksonville, FL Field Support Center	29,000	Owned
Jacksonville, FL Account Service Center	65,000	Leased
Jacksonville, FL National Sales Center	33,000	Owned
Irving, TX Customer Monitoring Center and Field Support Center	89,000	Owned
Irving, TX National Sales Center	40,000	Leased
Knoxville, TN Customer Monitoring Center	54,000	Owned
Aurora, CO Field Support Center	21,000	Leased
Calgary, Alberta Customer Monitoring Center	31,000	Leased
Montreal, Quebec Customer Monitoring Center	21,000	Leased
Corporate Headquarters
Boca Raton, FL	90,000	Leased

Item 3.	Legal Proceedings.

We have been named as a defendant in two putative class actions that were filed on behalf of purported classes of persons who claim to have received unsolicited “robocalls” in contravention of the U.S. Telephone Consumer Protection Act (“TCPA”). These lawsuits were brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received such unsolicited calls, claiming that millions of calls were made by third party entities on our behalf. We assert that such entities were not retained by us nor authorized to make calls on our behalf. These matters have been consolidated in the United States District Court for the Northern District of Illinois into one civil action. We have entered into a preliminary agreement to settle this litigation, and are in the process of preparing definitive settlement documentation. We have increased our legal reserves by $15 million to reflect this development. The settlement is subject to the completion of satisfactory settlement documentation and approval of the District Court.

In addition, we are subject to various claims and lawsuits in the ordinary course of our business, including from time to time contractual disputes, product and general liability claims, claims that we have infringed the intellectual property rights of others, claims related to alleged security system failures and consumer class actions. We have recorded accruals for losses that we believe are probable to occur and are reasonably estimable. See Note 7 to the Consolidated and Combined Financial Statements for further information. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ADT”. As of the close of business on November 16, 2012, there were 21,332 holders of record of our common stock. High and low sales prices per share of our common stock as reported by the NYSE for each full quarterly period of fiscal years 2012 and 2011 are not provided as ADT common shares did not begin “regular way” trading on the NYSE until October 1, 2012.

Dividends

We intend to pay an annual dividend of approximately $0.50 per common share in four quarterly installments. The timing, declaration and payment of future dividends to holders of our common stock fall within the discretion of our board of directors and will depend on our financial condition and results of operations, the capital requirements of our business, covenants associated with debt obligations, legal requirements, regulatory constraints, industry practice and other factors deemed relevant by our board of directors.

Equity Compensation Plan Information

The following table provides information as of September 28, 2012 with respect to ADT’s common shares issuable under its equity compensation plans:

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders:
2012 Stock and Incentive Plan(1)	11,007,182	$19.20	8,000,000

Equity compensation plans not approved by shareholders	—	—	—

Total	11,007,182		8,000,000

(1)

The ADT Corporation 2012 Stock and Incentive Plan (the “Plan”) provides for the award of stock options, restricted stock units, performance share units and other equity and equity-based awards to officers and non-officer employees as well as members of our board of directors. Amounts shown in column (a) include 7,837,941 shares that may be issued upon the exercise of stock options, 559,722 deferred stock units (“DSU”) and dividend equivalents earned on such DSUs, and 2,609,519 shares that may be issued upon the vesting of restricted stock units. The weighted-average exercise price in column (b) is inclusive of the outstanding DSUs and restricted stock units, both of which can be exercised for no consideration. Excluding the DSUs and restricted stock units, the weighted-average exercise price is equal to $26.97.

Sale of Unregistered Securities

On July 5, 2012, we issued $2.5 billion in unsecured notes, consisting of $750 million in principal amount of 2.250% Notes due 2017, $1.0 billion in principal amount of 3.500% Notes due 2022, and $750 million in principal amount of 4.875% Notes due 2042. The net proceeds from this offering, after the initial purchasers’ discounts and commissions and other expenses totaled approximately $2.47 billion. The initial purchasers of this offering were Goldman, Sachs & Co., Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Bank of America Merrill Lynch, Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., Cabrera Capital Markets LLC, Scotia Capital (USA) Inc., The Williams Capital Group, L.P., Wells Fargo Securities, LLC, and UBS Securities LLC.

The notes have not been registered under the Securities Act. Each initial purchaser has agreed that it will offer or sell the notes in the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act. We have agreed to file a registration statement pursuant to which we will either offer to exchange the notes for substantially similar notes that are registered under the Securities Act or, in certain circumstances, register the resale of the notes.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated and combined financial data for the fiscal years ended 2012, 2011, 2010, 2009 and 2008. The consolidated and combined statement of operations data set forth below for the fiscal years ended September 28, 2012, September 30, 2011, and September 24, 2010 and the consolidated and combined balance sheet data as of September 28, 2012 and September 30, 2011 are derived from our audited consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K. The combined statement of operations data for the fiscal years ended September 29, 2009 and the combined balance sheet data as of September 24, 2010 are derived from our audited combined financial statements which are not included in this Annual Report on Form 10-K. The combined statement of operations data set forth below for the fiscal year ended September 26, 2008, and the combined balance sheet data as of September 29, 2009 and September 26, 2008 are derived from our unaudited combined financial statements not included in this Annual Report on Form 10-K.

ADT has a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal year 2011 was a 53-week year. Fiscal years 2012, 2010, 2009 and 2008 were 52-week years.

This selected financial data should be read in conjunction with ADT’s Consolidated and Combined Financial Statements and related Notes included in Item 8 of this Annual Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report.

(in millions, except per share data)	2012	2011	2010	2009	2008
Consolidated and Combined Statements of Operations Data:
Revenue	$3,228	$3,110	$2,591	$2,248	$2,190
Operating income(1)	722	693	504	474	421
Net income(1)(2)	394	376	239	243	222
Net income per share(3):
Basic	$1.70	$1.62	$1.03	$1.05	$0.96
Diluted	$1.67	$1.59	$1.01	$1.03	$0.94
Weighted-average number of shares(3):
Basic	232	232	232	232	232
Diluted	236	236	236	236	236

Consolidated and Combined Balance Sheet Data (End of Year):
Total assets	$9,260	$8,739	$8,692	$6,074	$5,945
Long-term debt(4)	2,525	1,506	1,326	1,095	854
Total liabilities(4)	4,103	3,508	3,526	2,588	2,420
Total stockholders’ equity	5,157	5,231	5,166	3,486	3,525

(1)

Operating income and net income include $52 million, $67 million, $69 million, $67 million and $71 million of corporate expense allocated from Tyco for the years ended September 28, 2012, September 30, 2011, September 24, 2010, September 25, 2009 and September 26, 2008, respectively.

(2)

Net income includes allocated interest expense related to Tyco’s external debt of $64 million, $87 million, $102 million, $78 million and $77 million for the years ended September 28, 2012, September 30, 2011, September 24, 2010, September 25, 2009 and September 26, 2008, respectively.

(3)

The Separation was completed on September 28, 2012, and we issued 231 million shares of common stock. This initial share amount has been used to calculate earnings per share for all periods presented. See Note 13 to the Consolidated and Combined Financial Statements for additional information on earnings per share.

(4)

Long-term debt and total liabilities include nil, $1,482 million, $1,301 million, $1,068 million and $825 million of allocated debt as of September 28, 2012, September 30, 2011, September 24, 2010, September 25, 2009 and September 26, 2008, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion should be read in conjunction with our Consolidated and Combined Financial Statements and the notes thereto. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those provided in Item 1A. Risk Factors and under the heading “Cautionary Statement Regarding Forward-Looking Statements” below.

The Consolidated and Combined Financial Statements include our combined operations, assets and liabilities and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Unless otherwise indicated, references to 2012, 2011 and 2010 are to our fiscal years ended September 28, 2012, September 30, 2011 and September 24, 2010, respectively.

As part of a plan to separate into three independent companies, on or prior to September 28, 2012, Tyco transferred the equity interests of the entities that held all of the assets and liabilities of its residential and small business security business in the United States and Canada to ADT (the “Separation”). Our Consolidated and Combined Balance Sheet as of September 28, 2012 reflects the consolidated financial position of The ADT Corporation and its subsidiaries as an independent publicly-traded company. Prior to the Separation on September 28, 2012, our financial position, results of operations and cash flows consisted of Tyco’s residential and small business security business in the United States, Canada and certain U.S. territories and have been derived from Tyco’s historical accounting records and presented on a carve-out basis. As such, our Consolidated and Combined Statements of Operations and Cash Flows for 2012, 2011 and 2010 consist of the combined results of operations of the ADT North American Residential Security Business of Tyco.

We conduct business through our operating entities and report financial and operating information in one reportable segment. We have a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal year 2011 was a 53-week year, while fiscal years 2012 and 2010 were 52-week years. Our next 53-week year will occur in fiscal year 2016.

Business Overview

ADT is a leading provider of electronic security, interactive home and business automation and related monitoring services. We currently serve more than six million customers, making us the largest company of our kind in both the United States and Canada. With a 138-year history, the ADT® brand is one of the most trusted and well-known brands in the security industry today. Our broad and pioneering set of products and services, including our ADT Pulse interactive home and business solutions, and our home health services, meet a range of customer needs for modern lifestyles. Our partner network is the broadest in the industry, and includes dealers, affinity organizations like USAA and AARP and technology providers. ADT delivers an integrated customer experience by maintaining the industry’s largest sales, installation and service field force and most robust monitoring network, all backed by the support of nearly 16,000 employees and approximately 200 sales and service offices.

For the year ended September 28, 2012, our revenue was $3.2 billion and our operating income was $722 million. The majority of the monitoring services and a large portion of the maintenance services we provide to our customers are governed by multi-year contracts with automatic renewal provisions. This provides us with significant recurring revenue, which for the year ended September 28, 2012 was approximately 90% of our revenue. We believe that the recurring nature of the majority of our revenue enables us to continuously invest in growing our business. This includes investments in technologies to further enhance the attractiveness of our solutions to current and potential customers, to continue development and training to enable our direct sales, installation, customer service and field service personnel to more effectively deliver exceptional service to our customers, to expand our dealer and partner network and to make continued enhancements to operations efficiency.

Factors Affecting Operating Results

Our subscriber-based business requires significant upfront costs to generate new customers, which in turn provide predictable recurring revenue generated from monthly monitoring fees. In any period, our business results will be impacted by the following factors: customer additions, costs associated with adding new customers, average revenue per customer, costs related to providing services to customers and customer tenure. We manage our business to optimize these factors. We focus on investing wisely in each of our customer acquisition channels to grow our account base in a cost effective manner and generate positive future cash flows and attractive margins. We also focus on “Creating Customers for Life” by maintaining consistently high levels of customer satisfaction, which increases customer tenure and improves profitability.

Our ability to add new accounts depends on the overall demand for our solutions, which is driven by a number of external factors. Growth in our customer base can be influenced by the overall state of the housing market in the geographies we serve. A significant factor is the rate of household moves, whether involving newly constructed housing stock or existing homes. Household moves may drive a majority of new customer volume in any given period, but as household moves increase, our attrition rate also tends to increase. The overall performance of the economies in geographies in which we operate may also affect our ability to attract new customers and grow our business. Although we have not observed a noticeable impact to our financial results of operations during the most recent economic downturn, that does not preclude any future downturn from having a negative effect on our performance. Another external factor that affects customer additions is the perceived level of crime in the communities we serve.

Our marketing efforts are designed to direct potential customers into one of our customer acquisition channels, where we work with the potential customers to identify the most appropriate set of solutions to meet their needs. We closely monitor and manage our costs associated with on-boarding new customers. We utilize a structured customer acquisition process that is designed to produce customers with attractive characteristics, including strong credit scores and high usage of automated payment methods, which we believe results in long average customer tenure.

The monthly fees that we generate from any individual customer depend primarily on the customer’s level of service. We offer a wide range of services at various price points, from basic burglar alarm monitoring to our full suite of ADT Pulse interactive services. Our ability to increase the average revenue per customer per month depends on a number of factors, including our ability to effectively introduce and market additional features and services that increase the value of our offerings to customers, which we believe drives customers to purchase higher levels of service and supports our ability to make periodic adjustments to pricing.

We focus on keeping customer service and monitoring costs as low as possible without detracting from the high-quality service levels for which we are known and that our customers have come to expect. We believe that our ability to retain customers for longer periods of time is driven in part by our disciplined customer selection practices and our delivery of a superior customer experience.

Key Performance Measures

We operate our business with the goal of retaining customers for long periods of time in order to recoup our initial investment in new customers, achieving cash flow break-even in slightly less than three years. We generate substantial recurring net operating cash flow from our customer base. In evaluating our results, we review the following key performance indicators:

Customer Growth. Growth of our customer base is crucial to drive our recurring customer revenue as well as to leverage costs of operations. To grow our customer base, we market our electronic security and home/business automation systems and services through national television advertisements, Internet advertising and also through a direct sales force and an authorized dealer network. The key customer metrics that we use to track customer growth are gross customer additions and ending customers. Gross customer additions are new monitored customers installed or acquired during the period.

Customer Attrition Rate. Our economic model is highly dependent on customer retention. Success in retaining customers is driven in part by our discipline in accepting new customers with favorable characteristics and by providing high quality equipment, installation, monitoring and customer service. We evaluate our customer retention based upon the recurring revenue lost resulting from customer attrition, net of dealer charge-backs and re-sales. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer cancelled service during the initial period of the contract, generally 12 to 15 months. Re-sales are inactive customer sites that are returned to active service during the period. The attrition rate is a 52 week trailing ratio, the numerator of which is the annualized recurring revenue lost during the period due to attrition and the denominator of which is total annualized recurring revenue based on an average of recurring revenue under contract at the beginning of each month during the period.

Recurring Customer Revenue. Recurring customer revenue is generated by contractual monthly recurring fees for monitoring and other recurring services provided to our customers. For fiscal year 2012, recurring customer revenue represented approximately 90% of total revenue. Our other revenue, which represented the remaining 10% of total revenue in fiscal year 2012, consists of revenue associated with sale of equipment, deferred revenue related to upfront installations fees, non-routine repair and maintenance services and customer termination charges.

Average Revenue per Customer. Average revenue per customer measures the average amount of recurring revenue per customer per month, and is calculated based on the recurring revenue under contract at the end of the period, divided by the total number of customers under contract at the end of the period.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is a non-GAAP measure reflecting net income adjusted for interest, taxes and certain non-cash items which include depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with customer acquisitions, and amortization of dealer and other intangible assets. We believe EBITDA is useful to provide investors with information about operating profits, adjusted for significant non-cash items, generated from the existing customer base. A reconciliation of EBITDA to net income (the most comparable GAAP measure) is provided under “—Results of Operations—Non-GAAP Measures.”

Free Cash Flow (“FCF”). FCF is a non-GAAP measure that our management employs to measure cash that is free from any significant existing obligation and is available to service debt and make investments. The difference between net cash provided by operating activities (the most comparable GAAP measure) and FCF is cash outlays for capital expenditures, subscriber system assets, dealer generated customer accounts and bulk account purchases. A reconciliation of FCF to net cash provided by operating activities is provided under “—Results of Operations—Non-GAAP Measures.”

Results of Operations

(in millions, except as otherwise indicated)

	2012	2011	2010
Recurring customer revenue	$2,903	$2,765	$2,282
Other revenue	325	345	309

Total revenue	3,228	3,110	2,591
Operating income	722	693	504

Interest expense, net	(92)	(89)	(106)
Income tax expense	(236)	(228)	(159)

Net income	$394	$376	$239

Summary Cash Flow Data:
Net cash provided by operating activities	$1,493	$1,439	$1,070
Net cash used in investing activities	(1,096)	(909)	(1,250)
Net cash (used in) provided by financing activities	(231)	(548)	230

Key Performance Indicators:
Ending number of customers (thousands)	6,422	6,351	6,285
Gross customer additions (thousands)(1)	1,161	1,088	1,025
Customer attrition rate (percent)	13.8%	13.0%	13.3%
Average revenue per customer (dollars)	$38.87	$37.24	$36.10
EBITDA	$1,584	$1,506	$1,178
FCF	$406	$537	$269

(1)

Gross customer additions for fiscal year 2010 exclude approximately 1.4 million customer accounts acquired in connection with the acquisition of Broadview Security in May 2010. These accounts are included in the 6.3 million ending number of customers as of September 24, 2010.

Year Ended September 28, 2012 Compared with Year Ended September 30, 2011

Revenue

Revenue of $3.2 billion increased by $118 million, or 3.8%, for the year ended September 28, 2012 as compared with the year ended September 30, 2011, primarily due to the growth in recurring customer revenue, which increased by $138 million, or 5.0%. This increase was due primarily to higher average revenue per customer as well as growth in customer accounts, net of attrition.

Average revenue per customer increased by $1.63, or 4.4%, as of September 28, 2012 compared with September 30, 2011 primarily due to planned price escalations to certain existing customers and the addition of new customers at higher monthly rates. Increased take rates on new service offerings, including ADT Pulse, contributed to the higher average revenue per customer.

Gross customer additions were approximately 1.2 million during the year ended September 28, 2012, reflecting customer account growth in all channels. Net of attrition, our ending number of customers grew by 71,000, or 1.1%, during 2012. Our annualized customer attrition as of September 28, 2012 was 13.8% compared with 13.0% as of September 30, 2011 and 13.5% as of June 28, 2012. The majority of the increase in customer attrition from June 28, 2012 was due to voluntary disconnects, which includes customers cancelling service as a result of price escalations implemented in the second and third quarters of fiscal year 2012. We continue to focus on high quality service and our disciplined customer selection process in order to limit customer attrition.

Operating Income

Operating income of $722 million increased by $29 million, or 4.2%, for the year ended September 28, 2012 as compared with the year ended September 30, 2011. Operating margin was 22.4% for the year ended September 28, 2012 compared with 22.3% for the year ended September 30, 2011. The increase in operating income was due primarily to an $80 million increase resulting from growth in recurring customer revenue at a higher average revenue per customer. During the second half of fiscal year 2012, we implemented a change in our direct channel to increase the mix of our gross additions toward more ADT-owned systems, which results in the deferral of a higher proportion of upfront installation revenue and related costs. This shift in mix increased operating income for fiscal year 2012 by approximately $6 million and is expected to increase operating income for fiscal year 2013 by approximately $15 million.

The increase in operating income for fiscal year 2012 was partially offset by higher selling related expenses of approximately $36 million, which resulted from investments to grow our business, including expansion of our internal sales force and other lead generating activities. We also incurred charges related to legal matters of $15 million during the fourth quarter of fiscal year 2012, which unfavorably impacted operating income for the year. We do not expect to incur similar legal related costs in fiscal year 2013. As a result of the separation of our business from the commercial security business of Tyco, we recognized dis-synergies which resulted in incremental operating expenses of approximately $5 million during the second half of the year ended September 28, 2012. We expect annual dis-synergy expenses to total approximately $40 million in fiscal year 2013.

Operating income for the years ended September 28, 2012 and September 30, 2011 includes integration costs related to the acquisition of Broadview Security of $14 million and $28 million, respectively. Additionally, restructuring related expenses were approximately $4 million higher in fiscal year 2012 as compared to fiscal year 2011. Operating income for the year ended September 28, 2012 also includes $7 million of costs incurred related to the Separation. For fiscal year 2013, we expect to incur operating expenses of approximately $30 million related to the Separation.

Interest Expense, net

Net interest expense was $92 million for the year ended September 28, 2012 compared with $89 million for the year ended September 30, 2011. Interest expense for the years ended September 28, 2012 and September 30, 2011 include allocated interest expense related to Tyco’s external debt of $64 million and $87 million, respectively. Also included in net interest expense for the year ended September 28, 2012 was approximately $22 million of interest on our unsecured notes and $3 million of financing costs incurred in connection with a bridge facility. The bridge facility which we entered into on June 22, 2012, was subsequently terminated on July 5, 2012 in connection with the issuance of our unsecured notes.

For fiscal year 2013, we expect interest expense to increase to $120 million - $125 million as a result of additional debt that we expect to issue in conjunction with the share repurchase program approved by our board of directors on November 26, 2012. See discussion included in “—Liquidity & Capital Resources —Liquidity.”

Income Tax Expense

Income tax expense of $236 million increased $8 million for the year ended September 28, 2012 as compared with the year ended September 30, 2011, while the effective tax rate fell slightly to 37.5%. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.

Year Ended September 30, 2011 Compared with Year Ended September 24, 2010

Revenue

Revenue of $3.1 billion increased by $519 million, or 20.0%, for the year ended September 30, 2011 as compared with the year ended September 24, 2010, primarily due to the growth in recurring customer revenue, which increased by $483 million, or 21.2%. The increase in recurring revenue includes approximately $339 million due to the acquisition of Broadview Security in May 2010. In addition, an estimated $4 million of revenue is attributable to the additional week in fiscal year 2011. The remaining increase was primarily due to higher average revenue per customer as well as growth in customer accounts, net of attrition.

Average revenue per customer increased by $1.14, or 3.2%, as of September 30, 2011 compared with September 24, 2010 primarily due to planned price escalations to certain existing customers. The increase in average revenue per customer was also driven by the addition of new customers at higher monthly rates as well as increased take rates on new service offerings. Such offerings included the launch of ADT Pulse, which generates average revenue per customer that, on average, is approximately $10 higher than we generate on our standard services.

Gross customer additions were approximately 1.1 million during the year ended September 30, 2011, reflecting customer account growth from all channels. Net of attrition, our ending number of customers grew by 66,000, or 1.1%, during 2011. Our annualized customer attrition as of September 30, 2011 was 13.0% compared with 13.3% as of September 24, 2010. We attribute the reduction in customer attrition to our disciplined customer selection process and our continued focus on high quality service.

Operating Income

Operating income of $693 million increased by $189 million, or 37.5%, for the year ended September 30, 2011 as compared with the year ended September 24, 2010. Operating margin was 22.3% for the year ended September 30, 2011 compared with 19.5% for the year ended September 24, 2010. Operating income and operating margin for the year ended September 30, 2011 were favorably impacted by the increase in recurring customer revenue at a higher average revenue per customer and synergies achieved from the integration of Broadview Security.

During fiscal year 2011, we continued to integrate Broadview Security, which resulted in synergies related to the elimination of redundant facilities, headcount and marketing costs. We estimate these synergies contributed approximately $102 million of operating income benefit for the year ended September 30, 2011, compared with $30 million for the prior year. To achieve these synergies, we incurred $28 million of integration costs for the year ended September 30, 2011, compared with $18 million of integration costs and $17 million of acquisition costs for the prior year.

In addition, for the year ended September 24, 2010, we recorded restructuring expenses of $18 million, of which we incurred $14 million in conjunction with the Broadview Security acquisition, as compared with nil in the year ended September 30, 2011. Lastly, operating income was unfavorably impacted by approximately $5 million due to the 53rd week in fiscal year 2011.

Interest Expense, net

Net interest expense was $89 million for the year ended September 30, 2011 as compared with $106 million for the year ended September 24, 2010. Included in the year ended September 30, 2011 was $87 million of allocated interest expense related to Tyco’s external debt compared with $102 million for the year ended September 24, 2010.

Income Tax Expense

Income tax expense of $228 million increased $69 million for the year ended September 30, 2011 as compared with the year ended September 24, 2010, while the effective tax rate decreased to 37.7% from 39.9%. The increase in the tax expense is primarily related to an increase in pre-tax income of $206 million, while the decrease in the effective tax rate for the year ended September 30, 2011 was primarily the result of a decrease in the overall effective state income tax rate. The effective tax rate can vary from year to year due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.

Non-GAAP Measures

In an effort to provide investors with additional information regarding our results as determined by GAAP, we also disclose non-GAAP measures which management believes provide useful information to investors. These measures consist of EBITDA and FCF. These measures are not financial measures under GAAP and should not be considered as substitutes for net income, operating profit, cash from operating activities or any other operating performance measure calculated in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. We use EBITDA to measure the operational strength and performance of our business. We use FCF as an additional performance measure of our ability to service debt and make investments. These measures, or measures that are based on them, may be used as components in our incentive compensation plans.

We believe EBITDA is useful because it measures our success in acquiring, retaining and servicing our customer base and our ability to generate and grow our recurring revenue while providing a high level of customer service in a cost-effective manner. EBITDA excludes interest expense and the provision for income taxes. Excluding these items eliminates the expenses associated with our capitalization and tax structure. Because EBITDA excludes interest expense, it does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. EBITDA also excludes depreciation and amortization, which eliminates the impact of non-cash charges related to capital investments. Depreciation and amortization includes depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with subscriber acquisitions and amortization of dealer and other intangible assets.

There are material limitations to using EBITDA. EBITDA may not be comparable to similarly titled measures reported by other companies. Furthermore, EBITDA does not take into account certain significant items, including depreciation and amortization, interest expense and tax expense, which directly affect our net income. These limitations are best addressed by considering the economic effects of the excluded items independently, and by considering EBITDA in conjunction with net income as calculated in accordance with GAAP.

FCF is defined as cash from operations less cash outlays related to capital expenditures, subscriber system assets, dealer generated customer accounts and bulk account purchases. Dealer generated accounts are accounts that are generated through our network of authorized dealers. Bulk account purchases represent accounts that we acquire from third parties outside of our authorized dealer network, such as other security service providers, on a selective basis. These items are subtracted from cash from operating activities because they represent long-term investments that are required for normal business activities. As a result, FCF is a useful measure of our cash that is free from significant existing obligations and available for other uses.

Furthermore, FCF adjusts for cash items that are ultimately within management’s and the board of directors’ discretion to direct and therefore may imply that there is less or more cash that is available for our programs than the most comparable GAAP measure. This limitation is best addressed by using FCF in combination with the GAAP cash flow numbers.

The tables below reconcile EBITDA to net income and FCF to cash flows from operating activities.

EBITDA

(in millions)	2012	2011	2010
Net income	$394	$376	$239
Interest expense, net	92	89	106
Income tax expense	236	228	159
Depreciation and amortization	871	825	687
Amortization of deferred costs	111	102	98
Amortization of deferred revenue	(120)	(114)	(111)

EBITDA	$1,584	$1,506	$1,178

EBITDA of $1.6 billion increased $78 million, or 5.2%, for the year ended September 28, 2012, as compared with the prior year. The increase was primarily due to the impact of higher recurring customer revenue. EBITDA of $1.5 billion increased $328 million, or 27.8%, for the year ended September 30, 2011, as compared with the year ended September 24, 2010. This increase was primarily due to growth in our higher margin recurring customer base, increased revenue from new service offerings, including ADT Pulse, which we launched in fiscal year 2011, and incremental revenue and synergies achieved related to the acquisition and integration of Broadview Security.

FCF

(in millions)	2012	2011	2010
Net cash provided by operating activities	$1,493	$1,439	$1,070
Dealer generated customer accounts and bulk account purchases	(648)	(581)	(532)
Subscriber system assets	(378)	(290)	(247)
Capital expenditures	(61)	(31)	(22)

FCF	$406	$537	$269

For the year ended September 28, 2012, FCF decreased $131 million compared with the year ended September 30, 2011. This decrease was primarily due to higher cash spend on dealer generated customer accounts and bulk account purchases of $67 million and higher investments in internally generated subscriber systems and capital expenditures of $88 million and $30 million, respectively. This decrease was partially offset by an increase of $54 million in net cash provided by operating activities primarily due to higher EBITDA.

For the year ended September 30, 2011, FCF increased $268 million compared with the year ended September 24, 2010. The increase of $369 million in net cash provided by operating activities was primarily due to higher operating income contributed from the Broadview Security acquisition and growth in our customer account base, as well as favorable changes in working capital. This increase was partially offset by higher cash spend on dealer generated customer accounts and bulk account purchases of $49 million and higher investments in internally generated subscriber systems and capital expenditures of $43 million and $9 million, respectively.

Liquidity & Capital Resources

Cash Flow and Liquidity Analysis

Significant factors driving our liquidity position include cash flows generated from operating activities and investments in internally generated subscriber systems and dealer generated customer accounts. Our cash flows from operations includes cash received from monthly recurring revenue and upfront installation fees received from customers, less cash costs to monitor customers and certain costs, principally marketing and indirect selling, general and administrative costs, associated with new customer installations. Historically, we have generated and expect to continue to generate positive cash flow from operations. Prior to the Separation, our cash was regularly “swept” by Tyco at its discretion in conjunction with its centralized approach to cash management and financing of operations. Transfers of cash both to and from Tyco’s cash management system are reflected as changes in parent company investment in the Consolidated and Combined Statements of Cash Flows for 2012, 2011 and 2010.

Cash Flows from Operating Activities

In order to maintain and grow our customer base and to expand our infrastructure, we typically reinvest the cash provided by our operating activities into our business. These investments are intended to enhance the overall customer experience, improve productivity of our field workforce and support greater efficiency of our back office systems and our customer care centers. For the years ended September 28, 2012, September 30, 2011 and September 24, 2010, we reported net cash provided by operating activities of $1.5 billion, $1.4 billion and $1.1 billion, respectively. See discussion of changes in net cash provided by operating activities included in FCF under “—Results of Operations—Non-GAAP Measures.”

Cash Flows from Investing Activities

(in millions)	2012	2011	2010
Net cash used in investing activities	$(1,096)	$(909)	$(1,250)

For the years ended September 28, 2012, September 30, 2011 and September 24, 2010, our investing activities consisted of subscriber system asset additions and capital expenditures totaling $439 million, $321 million and $269 million, respectively. Additionally, during the years ended September 28, 2012, September 30, 2011 and September 24, 2010, we paid $648 million, $581 million and $532 million, respectively, for customer contracts for electronic security services. Customer contracts generated under the ADT dealer program during 2012, 2011 and 2010 totaled approximately 527,000, 491,000 and 459,000, respectively. During the year ended September 24, 2010, we acquired Broadview Security which resulted in net cash paid of $449 million. For additional information on our acquisition of Broadview Security, see Note 2 to the Consolidated and Combined Financial Statements.

Cash Flows from Financing Activities

(in millions)	2012	2011	2010
Net cash (used in) provided by financing activities	$(231)	$(548)	$230

For the years ended September 28, 2012, September 30, 2011 and September 24, 2010, the net cash (used in) provided by financing activities was primarily the result of changes in parent company investment of ($1.1) billion, ($574) million and ($140) million, respectively, allocated debt activity of ($1.5) billion, ($5) million and $371 million, respectively, and changes in balances due to (from) Tyco and affiliates of ($63) million, $32 million and nil, respectively. Additionally, during the year ended September 28, 2012, we issued $2.5 billion in long-term debt with corresponding debt issuance costs of $26 million.

Liquidity

At September 28, 2012, we had approximately $234 million in cash and equivalents. Additionally, on September 12, 2012, we established a $750 million commercial paper program. This commercial paper program is supported by our revolving credit facility, which is discussed further below. As of September 28, 2012, we had no commercial paper outstanding and had no borrowings under our revolving credit facility. In accordance with the Separation and Distribution Agreement between Tyco and ADT, additional cash may be transferred between the companies after the Separation related to the final allocation of funds between the companies. We are not currently able to estimate the amount of this final allocation. Our primary future cash needs are centered on operating activities, working capital, capital expenditures and strategic investments. We believe our cash position, amounts available under our revolving credit facility and cash provided by operating activities will be adequate to cover our operational and business needs in the foreseeable future.

On June 22, 2012, we entered into a $750 million five-year unsecured senior revolving credit facility. The interest rate for borrowings under the new credit facility is based on the London Interbank Offered Rate (“LIBOR”) or, at our option, an alternative base rate, plus a spread, based upon our credit rating. The credit facility is available to use for working capital, capital expenditures and other general corporate purposes. Pursuant to the terms of our credit facility, we must maintain a ratio of consolidated total debt to consolidated EBITDA on a rolling four quarter basis of no greater than 3.50 to 1.00 and a ratio of consolidated EBITDA to consolidated interest expense of no less than 3.00 to 1.00 as measured on a rolling four quarter basis.

On July 5, 2012, we issued $750 million aggregate principal amount of 2.250% unsecured notes due July 15, 2017, $1.0 billion aggregate principal amount of 3.500% unsecured notes due July 15, 2022, and $750 million aggregate principal amount of 4.875% unsecured notes due July 15, 2042. Net cash proceeds from the issuance of this term indebtedness totaled approximately $2.47 billion and were used to repay intercompany debt and to make other cash payments to Tyco to allow it to fund repurchases or redemptions of its indebtedness.

On November 26, 2012, our board of directors approved $2 billion of share repurchases over the next three years.

Dividends

On November 26, 2012, our board of directors declared a quarterly dividend on our common shares of $0.125 per share. This dividend will be paid on December 18, 2012 to shareholders of record on December 10, 2012. We currently anticipate that all of the dividend is likely to represent a return of capital to our shareholders.

Whether our board of directors exercises its discretion to approve any dividends in the future will depend on many factors, including our financial condition, capital requirements of our business, covenants associated with debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our board of directors deems relevant. Therefore, we can make no assurance that we will pay a dividend in the future.

Commitments and Contractual Obligations

The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases and other obligations as of September 28, 2012.

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Debt principal(1)	$—	$—	$—	$—	$750	$1,750	$2,500
Interest payments(2)	92	90	90	90	89	1,089	1,540
Operating leases	44	33	26	12	6	24	145
Capital leases	6	6	6	6	6	27	57
Purchase obligations(3)	37	8	5	—	—	—	50
Minimum required pension plan contributions(4)	2	—	—	—	—	—	2

Total contractual cash obligations(5)	$181	$137	$127	$108	$851	$2,890	$4,294

(1)	Excludes debt discount and interest.
(2)	Interest payments consist primarily of interest on our fixed-rate debt.
(3)	Purchase obligations consist of commitments for purchases of goods and services.
(4)

We have net unfunded pension and postretirement benefit obligations of $29 million and $5 million, respectively, to certain employees and former employees as of the year ended September 28, 2012. We are obligated to make contributions to our pension plans and postretirement benefit plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate changes, investment performance, and amounts of benefit payments. The minimum required contributions to our pension plans are expected to be approximately $2 million in fiscal year 2013. These plans and our estimates of future contributions and benefit payments are more fully described in Note 10 to the Consolidated and Combined Financial Statements.

(5)

Total contractual cash obligations in the table above exclude income taxes as we are unable to make a reasonably reliable estimate of the timing for the remaining payments in future years. See Note 6 to the Consolidated and Combined Financial Statements for further information.

As of September 28, 2012, we had no outstanding letters of credit; however, we may issue letters of credit in the future in connection with routine business requirements.

Off-Balance Sheet Arrangements

As of September 28, 2012, we had no off-balance sheet arrangements.

Critical Accounting Policies & Estimates

The preparation of the Consolidated and Combined Financial Statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

Revenue Recognition

Major components of our revenue include contractual monitoring and maintenance service revenue, non-refundable installation fees related to subscriber system assets, sales of equipment and other services. We follow the authoritative literature on revenue recognition, which requires us to defer certain revenue associated with customer acquisition.

Revenue from the sale of services is recognized as services are rendered. Contractual fees for monitoring and maintenance services are recognized on a straight-line basis over the contract term. Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The balance of deferred revenue is included in current liabilities or long-term liabilities, as appropriate.

For transactions in which we retain ownership of the security system asset, referred to as subscriber system assets, non-refundable fees (referred to as deferred subscriber acquisition revenue) received in connection with the initiation of a monitoring contract, along with associated direct and incremental selling costs (referred to as deferred subscriber acquisition costs), are deferred and amortized over the estimated life of the customer relationship.

Sales of security monitoring systems may have multiple elements, including equipment, installation, monitoring services and maintenance agreements. We assess our revenue arrangements to determine the appropriate units of accounting. In certain circumstances, ownership of the system is contractually transferred to the customer, in which case each deliverable provided under the arrangement is considered a separate unit of accounting. Revenue associated with the sale of equipment and related installations is recognized once delivery, installation and customer acceptance is completed, while the revenue for monitoring and maintenance services is recognized on a straight-line basis over the contract term as services are rendered. Early termination of the contract by the customer results in a termination charge in accordance with the customer contract, which is due immediately following the termination date. We may refund up-front consideration and monitoring fees paid during the six months following installation of a system in limited circumstances after all attempts to resolve customer concerns have been exhausted. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using a hierarchy of estimated selling price for the deliverables. The selling price used for each deliverable is based on Vendor Specific Objective Evidence (“VSOE”) if available, Third Party Evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Revenue recognized for equipment and installation is limited to the lesser of their allocated amounts under the estimated selling price hierarchy or the non-contingent up-front consideration received at the time of installation, since collection of future amounts under the arrangement with the customer is contingent upon the delivery of monitoring and maintenance services.

Provisions for certain rebates and discounts to customers are accounted for as reductions in revenue in the same period the related revenue is recorded. These provisions are based on terms of arrangements with direct, indirect and other market participants. Rebates are estimated based on sales terms, historical experience and trend analysis.

Depreciation and Amortization Methods for Security Monitoring-Related Assets

We classify assets related to the generation of new customers in two asset categories for purposes of depreciation and amortization methods: internally generated residential subscriber systems (referred to as subscriber system assets) and customer accounts generated through the ADT dealer program (referred to as dealer intangibles). Subscriber system assets include installed property and equipment for which ADT retains ownership and deferred costs directly related to the customer acquisition and system installation. We account for subscriber system assets and any deferred costs and revenue resulting from the customer acquisition over the expected life of the customer relationship. We account for subscriber system assets and related deferred costs and revenue using pools, with separate pools for the components of subscriber system assets and any related deferred costs and revenue based on the month and year of acquisition. We depreciate our pooled subscriber system assets and related deferred costs and revenue using an accelerated method over 15 years.

We amortize intangible assets arising from the ADT dealer program in pools determined by the same month and year of contract commencement on an accelerated basis over the expected life of the customer relationship of 15 years.

Loss Contingencies

We record accruals for various contingencies including legal proceedings and other claims that arise in the normal course of business. The accruals are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. We record an accrual when a loss is deemed probable to occur and is reasonably estimable. Additionally, we record insurance recovery receivables from third-party insurers when recovery has been determined to be probable.

Acquisitions

We account for acquired businesses using the purchase method of accounting. Under the purchase method, our Consolidated and Combined Financial Statements reflect the operations of an acquired business starting from the completion of the acquisition. In addition, the assets acquired and liabilities assumed must be recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant items. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.

Goodwill and Indefinite-Lived Intangible Asset Impairments

We assess goodwill and indefinite-lived intangible assets for impairment annually and more frequently if events or changes in business circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows and other market data.

We recorded no goodwill impairments in conjunction with our annual goodwill impairment assessment performed during the fourth quarter of fiscal year 2012. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine whether an impairment charge would result or if such a charge would be material. We will continue to monitor the recoverability of our goodwill.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the business may include such items as follows: a prolonged downturn in the business environment (i.e. sales volumes and prices); an economic recovery that significantly differs from our assumptions in timing or degree; volatility in equity and debt markets resulting in higher discount rates; and unexpected regulatory changes.

Long-Lived Assets

We review asset groups held and used by us, including property and equipment and amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset group may not be fully recoverable. If an impairment is determined to exist, we calculate any related impairment loss based on fair value.

We record impairments to long-lived assets to be disposed of based upon the fair value less cost to sell of the applicable assets. The calculation of the fair value of long-lived assets is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Income Taxes

For purposes of our Consolidated and Combined Financial Statements for periods prior to the Separation on September 28, 2012, income tax expense, deferred tax balances and tax carryforwards have been recorded as if we filed tax returns on a standalone basis separate from Tyco (“Separate Return Method”). The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods prior to the Separation. The deferred tax balances reflected in our Consolidated and Combined Balance Sheet as of September 28, 2012 have been recorded on a consolidated return basis and include tax attributes allocated to the Company at the time of the Separation. The calculation of income taxes for the Company requires a considerable amount of judgment and use of both estimates and allocations. Historically, we have primarily operated within a Tyco U.S. consolidated group and within a standalone Canadian entity. In certain instances, tax losses or credits generated by Tyco’s other businesses will continue to be available to us after the Separation.

In determining taxable income for our Consolidated and Combined Financial Statements, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with our plans and estimates we are using to manage the underlying businesses.

We do not have any significant valuation allowances against our net deferred tax assets.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on our deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on our results of operations, financial condition or cash flows.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in the United States and Canada. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

Accounting Pronouncements

See Note 1 to the Consolidated and Combined Financial Statements for information about recently adopted and recently issued accounting pronouncements.

Cautionary Statement Regarding Forward-Looking Statements

This Report contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding business strategies, market potential, future financial performance, the effects of the separation of ADT from Tyco and other matters, are forward-looking. Without limiting the generality of the preceding sentence, any time we use the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “continue” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

Forward-looking information involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks towards future performance of the Company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our operations include activities in the United States and Canada. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We monitor and manage these financial exposures as an integral part of our overall risk management program. Our policies allow for the use of specified financial instruments for hedging purposes only. Use of derivatives for speculation purposes is prohibited.

Interest Rate Risk

We have a revolving credit facility that bears interest at a floating rate. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. Our long-term debt currently consists of fixed-rate instruments. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. These interest rate swap transactions have the effect of converting part of fixed-rate debt to variable rates.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business, but our results are reported in U.S. dollars.

We are periodically exposed to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. We may from time to time use financial derivatives, which may include forward foreign currency exchange contracts and foreign currency options, to hedge this risk. We generally do not hedge investments in foreign subsidiaries since such investments are long-term in nature.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated and combined financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated and Combined Statements of Operations for the years ended September 28, 2012, September 30, 2011 and September 24, 2010

•	Consolidated and Combined Balance Sheets as of September 28, 2012 and September 30, 2011

•	Consolidated and Combined Statements of Cash Flows for the years ended September 28, 2012, September 30, 2011 and September 24, 2010

•	Consolidated and Combined Statements of Stockholders’ Equity for the years ended September 28, 2012, September 30, 2011 and September 24, 2010

•	Notes to Consolidated and Combined Financial Statements

•	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

All other financial statements and schedules have been omitted since the information required to be submitted has been included in the Consolidated and Combined Financial Statements and related Notes or because they are either not applicable or not required under the rules of Regulation S-X.

Information on quarterly results of operations is set forth in Note 16 to the Consolidated and Combined Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Under the rules and regulations of the SEC, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for our fiscal year ending September 27, 2013.

Changes in Internal Control Over Financial Reporting

Before the Separation, we relied on certain financial information and resources of Tyco to manage specific aspects of our business and report results. These included investor relations, corporate communications, accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as board of directors and internal audit which includes Sarbanes Oxley compliance. In conjunction with the Separation, we enhanced our financial, administrative, and other support systems and expanded our accounting, reporting, legal and internal audit departments. We also revised and adopted policies, as needed, to meet all regulatory requirements applicable to us as a standalone publicly traded company. While most of these changes in staffing, policies and systems were accomplished prior to September 28, 2012, we continue to review and document our internal controls over financial reporting, and may from time to time, make changes aimed at enhancing their effectiveness. These efforts may lead to changes in our internal control over financial reporting.

Other than those noted above, there were no changes in our internal control over financial reporting during the fiscal year ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption “—Executive Officers of the Registrant.”

Information concerning our directors may be found under the proposal regarding the election of directors and under the caption “—Committees of the Board of Directors” in our definitive proxy statement for our 2013 Annual General Meeting of Shareholders (the “2013 Proxy Statement”), which will be filed with the SEC within 120 days after the end of our fiscal year covered by this report. Such information is incorporated herein by reference.

Information regarding our audit committee and our audit committee financial expert is contained in the 2013 Proxy Statement under the caption “—Committees of the Board of Directors” and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act is set forth in the 2013 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information regarding shareholder communications with our board of directors may be found under the caption “Governance of the Company” in our 2013 Proxy Statement and is incorporated herein by reference.

ADT’s Code of Conduct, which applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as all other employees and directors of ADT, meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K. Our Code of Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the New York Stock Exchange, Inc. Our Code of Conduct is posted on our website at www.adt.com under the heading “Corporate Governance.” We will also provide a copy of our Code of Conduct to shareholders upon request. We disclose any amendments to our Code of Conduct, as well as any waivers for executive officers or directors, on our website.

Item 11.	Executive Compensation.

Information concerning executive compensation may be found under the captions “Executive Officer Compensation,” “Compensation of Non-Employee Directors,” and “Governance of the Company” of our 2013 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in our 2013 Proxy Statement set forth under the captions “Executive Officer Compensation” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information in our 2013 Proxy Statement set forth under the captions “Governance of the Company” and “Committees of the Board” and “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information in our 2013 Proxy Statement set forth under the proposal related to the election of auditors is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	The financial statements—See Item 8

2.	The financial statement schedules—See Item 8

3.	Exhibit Index:

Exhibit Number	Exhibits

2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(6)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(3)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation	(4)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation	(5)

3.3	Amended and Restated Bylaws of The ADT Corporation	(4)

4.1	Indenture, dated as of July 5, 2012, between The ADT Corporation and Wells Fargo Bank, National Association	(2)

4.2	First Supplemental Indenture, dated as of July 5, 2012, among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	(2)

4.3	Second Supplemental Indenture, dated as of July 5, 2012, among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	(2)

4.4	Third Supplemental Indenture, dated as of July 5, 2012, among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	(2)

4.5	Exchange and Registration Rights Agreement, dated as of July 5, 2012, among The ADT Corporation, Tyco International Ltd. and the purchasers identified therein	(2)

10.1	Form of Transition Services Agreement between Tyco International Ltd. and The ADT Corporation	(2)

10.2	Form of Transition Services Agreement between Tyco Integrated Security Canada, Inc. and ADT Security Services Canada, Inc.	(2)

10.3	Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation	(6)

10.4	Non-Income Tax Sharing Agreement dated September 28, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation	(6)

10.5	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation	(6)

10.6	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation	(6)

10.7	Form of Monitoring Agreement between Tyco Integrated Security, Inc. and ADT LLC	(2)

10.8	Form of Monitoring Agreement between ADT Security Services Canada, Inc. and Tyco Integrated Security Canada, Inc.	(2)

10.9	Form of Guard Service Agreement between ADT Security Services Canada, Inc. and Intercon Security Limited	(2)

10.10	Form of Guard Service Agreement between ADT Holdings Inc. and Tyco Integrated Security LLC	(2)

10.11	Form of Master Supply Agreement between Tyco International Ltd. and The ADT Corporation	(2)

10.12	Form of Sublease Agreement	(2)

10.13	Form of Consulting Agreement between The ADT Corporation and Edward D. Breen	(2)

10.14	Five Year Senior Unsecured Revolving Credit Agreement, dated as of June 22, 2012, among The ADT Corporation, Tyco International Ltd., the lender parties thereto and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as bookrunners and lead arrangers	(2)

10.15*	The ADT Corporation 2012 Stock and Incentive Plan	(5)

10.16*	The ADT Corporation Severance Plan for U.S. Officers and Executives	(6)

10.17*	The ADT Corporation Change in Control Severance Plan	(6)

10.18*	ADT LLC Supplemental Savings and Retirement Plan	(6)

21	List of subsidiaries of The ADT Corporation

23	Consent of Deloitte & Touche LLP

24	Powers of Attorney

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Registration Statement on Form 10 filed on April 10, 2010
(2)	Incorporated by reference from the respective exhibit to Amendment No. 2 to The ADT Corporation’s Registration Statement on Form 10 filed on July 9, 2012
(3)	Incorporated by reference from the respective exhibit to Amendment No. 3 to The ADT Corporation’s Registration Statement on Form 10 filed on July 27, 2012
(4)	Incorporated by reference from the respective exhibit to Amendment No. 4 The ADT Corporation’s Registration Statement on Form 10 filed on August 29, 2012
(5)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Current Report on Form 8-K filed on September 20, 2012
(6)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Form S-8 Registration Statement, as filed on September 27, 2012 (File No.333-184144)

(b)	See Item 15(a)(3)

(c)	See Item 15(a)(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of November 2012.

THE ADT CORPORATION

By:	/s/ KATHRYN A. MIKELLS

Kathryn A. Mikells
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on November 27, 2012.

Name	Capacity

/s/ Naren Gursahaney Naren Gursahaney	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kathryn A. Mikells Kathryn A. Mikells	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michele Kirse Michele Kirse	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

* Thomas Colligan	Director

* Timothy Donahue	Director

* Robert Dutkowsky	Director

* Bruce Gordon	Chairman and Director

* Bridgette Heller	Director

* Kathleen Hyle	Director

* Dinesh Paliwal	Director

* /s/ Kathryn A. Mikells Kathryn A. Mikells Attorney-in-fact

THE ADT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The ADT Corporation

Boca Raton, Florida

We have audited the accompanying consolidated and combined balance sheets of The ADT Corporation and subsidiaries (previously the North American Residential Security Business of Tyco International Ltd.) (the “Company”) as of September 28, 2012 and September 30, 2011, and the related consolidated and combined statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated and combined financial position of The ADT Corporation and subsidiaries as of September 28, 2012 and September 30, 2011, and the consolidated and combined results of its operations and its cash flows for each of the three fiscal years in the period ended September 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated and combined financial statements, prior to the separation of the Company from Tyco International Ltd. (“Tyco”), the Company was comprised of the assets and liabilities used in managing and operating the North American Residential Security Business of Tyco. For periods prior to the separation of the Company from Tyco, the consolidated and combined financial statements also include allocations from Tyco. These allocations may not be reflective of the actual level of assets, liabilities, or costs which would have been incurred had the Company operated as a separate entity apart from Tyco.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

November 27, 2012

THE ADT CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 28, 2012, September 30, 2011 and September 24, 2010

(in millions, except per share data)

	2012	2011	2010

Revenue	$3,228	$3,110	$2,591
Cost of revenue	1,374	1,341	1,065
Selling, general and administrative expenses	1,125	1,076	1,022
Separation costs (See Note 1)	7	—	—

Operating income	722	693	504
Interest income	1	1	1
Interest expense	(93)	(90)	(107)

Income before income taxes	630	604	398
Income tax expense	(236)	(228)	(159)

Net income	$394	$376	$239

Net income per share:
Basic	$1.70	$1.62	$1.03
Diluted	$1.67	$1.59	$1.01

Weighted-average number of shares:
Basic	232	232	232
Diluted	236	236	236

See Notes to Consolidated and Combined Financial Statements

THE ADT CORPORATION

CONSOLIDATED AND COMBINED BALANCE SHEETS

As of September 28, 2012 and September 30, 2011

(in millions, except share and per share data)

	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$234	$65
Accounts receivable trade, less allowance for doubtful accounts of $25 and $23, respectively	78	94
Inventories	42	33
Prepaid expenses and other current assets	46	48
Deferred income taxes	40	23

Total current assets	440	263
Property and equipment, net	217	172
Subscriber system assets, net	1,744	1,653
Goodwill	3,400	3,395
Intangible assets, net	2,861	2,755
Deferred subscriber acquisition costs, net	464	417
Other assets	134	84

Total Assets	$9,260	$8,739

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (see Note 5)	$2	$1
Accounts payable	144	153
Accrued and other current liabilities	181	163
Deferred revenue	245	250

Total current liabilities	572	567
Long-term debt, including allocated debt of $1,482 at September 30, 2011 (see Note 5)	2,525	1,506
Deferred subscriber acquisition revenue	675	630
Deferred tax liabilities	157	632
Other liabilities	174	173

Total Liabilities	4,103	3,508

Commitments and contingencies (see Note 7)

Stockholders’ Equity:
Common stock – authorized 1,000,000,000 shares of $0.01 par value; issued and outstanding shares – 231,094,332 as of September 28, 2012	2	—
Additional paid-in capital	5,062	—
Parent company investment	—	5,152
Accumulated other comprehensive income	93	79

Total Stockholders’ Equity	5,157	5,231

Total Liabilities and Stockholders’ Equity	$9,260	$8,739

See Notes to Consolidated and Combined Financial Statements

THE ADT CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 28, 2012, September 30, 2011 and September 24, 2010

(in millions)

	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$394	$376	$239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization	871	825	687
Amortization of deferred subscriber acquisition costs	111	102	98
Amortization of deferred subscriber acquisition revenue	(120)	(114)	(111)
Non-cash compensation expense	7	9	8
Deferred income taxes	22	(53)	(61)
Provision for losses on accounts receivable and inventory	53	46	44
Other non-cash items	12	3	4
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(33)	(45)	(38)
Inventories	(30)	(10)	(3)
Accounts payable	(9)	35	10
Accrued and other liabilities	19	(47)	6
Income taxes, net	184	266	185
Deferred subscriber acquisition costs	(147)	(131)	(110)
Deferred subscriber acquisition revenue	161	115	111
Other	(2)	62	1

Net cash provided by operating activities	1,493	1,439	1,070

Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(648)	(581)	(532)
Subscriber system assets	(378)	(290)	(247)
Capital expenditures	(61)	(31)	(22)
Acquisition of businesses, net of cash acquired	—	—	(449)
Other	(9)	(7)	—

Net cash used in investing activities	(1,096)	(909)	(1,250)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	2,489	—	—
Repayment of long-term debt	(1)	(1)	(1)
Debt issuance costs	(26)	—	—
Allocated debt activity	(1,482)	(5)	371
Change in due to (from) Tyco and affiliates	(63)	32	—
Change in parent company investment	(1,148)	(574)	(140)

Net cash (used in) provided by financing activities	(231)	(548)	230

Effect of currency translation on cash	3	(1)	2

Net increase (decrease) in cash and cash equivalents	169	(19)	52
Cash and cash equivalents at beginning of year	65	84	32

Cash and cash equivalents at end of year	$234	$65	$84

Supplementary Cash Flow Information:
Interest paid	$83	$84	$98
Income taxes paid, net of refunds	30	16	34

See Notes to Consolidated and Combined Financial Statements

THE ADT CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended September 28, 2012, September 30, 2011 and September 24, 2010

(in millions)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of September 25, 2009	—	$—	$—	$3,418	$68	$3,486
Comprehensive income:
Net income				239		239
Foreign currency translation					12	12
Retirement plans, net of income tax of nil					(1)	(1)

Total comprehensive income						250
Change in parent company investment				1,430		1,430

Balance as of September 24, 2010	—	—	—	5,087	79	5,166
Comprehensive income:
Net income				376		376
Foreign currency translation					3	3
Retirement plans, net of income tax benefit of $2					(3)	(3)

Total comprehensive income						376
Change in parent company investment				(311)		(311)

Balance as of September 30, 2011	—	—	—	5,152	79	5,231
Comprehensive income:
Net income				394		394
Foreign currency translation					17	17
Retirement plans, net of income tax benefit of $2					(3)	(3)

Total comprehensive income						408
Conversion of parent company investment	231	2	5,062	(5,546)		(482)

Balance as of September 28, 2012	231	$2	$5,062	$—	$93	$5,157

See Notes to Consolidated and Combined Financial Statements

THE ADT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business—The ADT Corporation (“ADT” or the “Company”), a company incorporated in the state of Delaware, is a leading provider of electronic security, interactive home and business automation and related monitoring services in the United States and Canada.

Separation from Tyco International Ltd.—On September 19, 2011, Tyco International Ltd. (“Tyco” or “Parent”) announced that its board of directors had approved a plan to separate Tyco into three separate, publicly traded companies (the “Separation”), identifying the ADT North American Residential Security Business of Tyco as one of those three companies. In conjunction with the Separation, prior to September 28, 2012, Tyco transferred the equity interests of the entities that held all of the assets and liabilities of its residential and small business security business in the United States and Canada to ADT. Effective on September 28, 2012 (the “Distribution Date”), Tyco distributed all of its shares of ADT to Tyco’s shareholders of record as of the close of business on September 17, 2012 (the “Record Date”). On the Distribution Date, each of the shareholders of Tyco received one share of ADT common stock for every two shares of common stock of Tyco held on the Record Date. The Separation was completed pursuant to the Separation and Distribution Agreement, dated as of September 26, 2012, among Tyco and ADT. After the Distribution Date, Tyco did not beneficially own any shares of ADT common stock.

The Company’s Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on September 14, 2012. ADT’s common stock began “regular way” trading under the symbol “ADT” on the New York Stock Exchange (“NYSE”) on October 1, 2012.

Basis of Presentation—The Consolidated and Combined Financial Statements include the combined operations, assets and liabilities of the Company. The Consolidated and Combined Financial Statements have been prepared in United States dollars (“USD”) and in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Unless otherwise indicated, references to 2012, 2011 and 2010 are to the Company’s fiscal years ended September 28, 2012, September 30, 2011 and September 24, 2010, respectively.

The Consolidated and Combined Financial Statements reflect the Company’s financial position, results of operations and cash flows in conformity with GAAP. The Consolidated and Combined Balance Sheet as of September 28, 2012 reflects the consolidated financial position of The ADT Corporation and its subsidiaries as an independent publicly-traded company. Prior to the Separation on September 28, 2012, the Company’s financial position, results of operations and cash flows consisted of Tyco’s residential and small business security business in the United States, Canada and certain U.S. territories and have been derived from Tyco’s historical accounting records and presented on a carve-out basis. As such, the Company’s Consolidated and Combined Statements of Operations and Cash Flows for 2012, 2011 and 2010 consist of the combined results of operations of the ADT North American Residential Security Business of Tyco.

For periods prior to the Separation, the Company’s Consolidated and Combined Financial Statements include allocations of certain working capital, property and equipment, and operating expense balances. In addition, certain general corporate overhead, debt and related interest expense have been allocated by Tyco to the Company for the financial statements presented on a carve-out basis. The Company used certain underlying activity drivers as a basis of allocation, including revenue, materials usage, head-count utilization and other factors. Both ADT and Tyco believe such allocations are reasonable; however, they may not be indicative of the actual results of the Company had the Company been operating as an independent, publicly traded company for the periods presented or the amounts that will be incurred by the Company in the future. Note 5 provides further information regarding debt and related interest expense allocations and Note 9 provides further information regarding general corporate overhead allocations.

The Company has a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal year 2011 was a 53-week year. Fiscal years 2012 and 2010 were 52-week years.

The Company conducts business in one operating segment. This segment is identified by the Company based on how resources are allocated and operating decisions are made. Management evaluates performance and allocates resources based on operating profit or loss of the Company as a whole.

The Company conducts business through its operating entities. All intercompany transactions have been eliminated. The results of companies acquired during the year are included in the Consolidated and Combined Financial Statements from the effective date of acquisition. See Note 2.

Use of Estimates—The preparation of the Consolidated and Combined Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Significant estimates in these Consolidated and Combined Financial Statements include, but are not limited to, allowances for doubtful accounts receivable, estimates of future cash flows and valuation related assumptions associated with asset impairment testing, useful lives and methods for depreciation and amortization, loss contingencies, income taxes and tax valuation allowances and defined benefit obligations. Actual results could differ materially from these estimates.

Revenue Recognition—Major components of revenue for the Company include fees associated with contractual monitoring and maintenance services, non-refundable installation fees related to subscriber system assets, other repair and maintenance services and sales of equipment.

Revenue from the sale of services is recognized as services are rendered. Contractual fees for monitoring and maintenance services are recognized on a straight-line basis over the contract term. Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The balance of deferred revenue is included in current liabilities or long-term liabilities, as appropriate.

For transactions in which the Company retains ownership of the security system asset, referred to as subscriber system assets, non-refundable fees (referred to as deferred subscriber acquisition revenue) received in connection with the initiation of a monitoring contract, along with associated direct and incremental selling costs (referred to as deferred subscriber acquisition costs), are deferred and amortized over the estimated life of the customer relationship.

Sales of security monitoring systems may have multiple elements, including equipment, installation, monitoring services and maintenance agreements. The Company assesses its revenue arrangements to determine the appropriate units of accounting. In certain circumstances, ownership of the system is contractually transferred to the customer, in which case each deliverable provided under the arrangement is considered a separate unit of accounting. Revenue associated with the sale of equipment and related installations is recognized once delivery, installation and customer acceptance is completed, while the revenue for monitoring and maintenance services is recognized on a straight-line basis over the contract term as services are rendered. Early termination of the contract by the customer results in a termination charge in accordance with the customer contract, which is due immediately following the termination date. The amounts of contract termination charges recognized in revenue during the years ended September 28, 2012, September 30, 2011 and September 24, 2010 were not material. The Company may refund up-front consideration and monitoring fees paid during the six months following installation of a system in limited circumstances after all attempts to resolve customer concerns have been exhausted. Amounts that the Company has refunded during the years ended September 28, 2012, September 30, 2011 and September 24, 2010 were not material. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using a hierarchy of estimated selling price for the deliverables. The selling price used for each deliverable is based on Vendor Specific Objective Evidence (“VSOE”) if available, Third Party Evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Revenue recognized for equipment and installation is limited to the lesser of their allocated amounts under the estimated selling price hierarchy or the non-contingent up-front consideration received at the time of installation, since collection of future amounts under the arrangement with the customer is contingent upon the delivery of monitoring and maintenance services.

Provisions for certain rebates and discounts to customers are accounted for as reductions in revenue in the same period the related revenue is recorded. These provisions are based on terms of arrangements with direct, indirect and other market participants. Rebates are estimated based on sales terms, historical experience and trend analysis.

The Company records estimated product warranty costs at the time of sale. The carrying amounts of the Company’s warranty accrual as of September 28, 2012 and September 30, 2011 were not material.

Advertising—Advertising costs which amounted to $155 million, $152 million and $113 million for 2012, 2011 and 2010, respectively, are expensed when incurred and are included in selling, general and administrative expenses.

Acquisition Costs—Acquisition costs are expensed when incurred and are included in selling, general and administrative expenses. See Note 2.

Separation Costs—During the year ended September 28, 2012, the Company incurred approximately $10 million in charges directly related to the Separation. Of these costs, $7 million is included in separation costs and $3 million is included in interest expense on the Company’s Consolidated and Combined Statement of Operations. See Note 5 for information on interest expense.

Translation of Foreign Currency—The Company’s Consolidated and Combined Financial Statements are reported in U.S. dollars. A portion of the Company’s business is transacted in Canadian dollars. The Company’s Canadian entity maintains its records in Canadian dollars. The assets and liabilities are translated into U.S. dollars using rates of exchange at the balance sheet date and translation adjustments are recorded in accumulated other comprehensive income. Revenue and expenses are translated at average rates of exchange in effect during the year.

Cash and Cash Equivalents—All highly liquid investments with original maturities of three months or less from the time of purchase are considered to be cash equivalents.

Allowance for Doubtful Accounts—The allowance for doubtful accounts receivable reflects the best estimate of probable losses inherent in the Company’s receivable portfolio determined on the basis of historical experience and other currently available evidence.

Inventories—Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value. Inventories consisted of the following ($ in millions):

	September 28, 2012	September 30, 2011
Work in progress	$6	$6
Finished goods	36	27

Inventories	$42	$33

Property and Equipment, Net—Property and equipment, net is recorded at cost less accumulated depreciation. Depreciation expense for 2012, 2011 and 2010 was $38 million, $35 million and $28 million, respectively. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	Up to 40 years

Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Other machinery, equipment and furniture and fixtures	1 to 14 years

Subscriber System Assets and Related Deferred Costs and Deferred Revenue—Subscriber system assets, net are recorded at cost less accumulated depreciation. Accumulated depreciation of subscriber system assets was $2,080 million and $1,821 million as of September 28, 2012 and September 30, 2011, respectively. Depreciation expense relating to subscriber system assets for 2012, 2011 and 2010 was $287 million, $272 million and $209 million, respectively. The Company considers security system assets related to its electronic security business in two asset categories: internally generated subscriber systems (referred to as subscriber system assets) and customer accounts generated through the ADT dealer program (referred to as dealer intangibles, as further described in the Dealer and Other Amortizable Intangible Assets, Net section below). Subscriber system assets include installed property and equipment for which the Company retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets represent capitalized equipment (e.g. security control panels, touchpad, motion detectors, window sensors, and other equipment) and installation costs incurred to prepare the asset for its intended use. The Company pays property taxes on the subscriber system assets and upon customer termination, may retrieve such assets. These assets embody a probable future economic benefit as they generate future monitoring revenue for the Company.

Deferred subscriber acquisition costs, net associated with subscriber system assets represent direct and incremental selling expenses (i.e. commissions) related to acquiring the customer. Commissions related to up-front consideration paid by customers in connection with the establishment of the monitoring arrangement are determined based on a percentage of the up-front fees and do not exceed deferred revenue. Amortization expense relating to deferred subscriber acquisition costs for 2012, 2011 and 2010 was $111 million, $102 million and $98 million, respectively.

Subscriber system assets and any deferred costs and revenue resulting from the customer acquisition are accounted for over the expected life of the customer relationship. The Company accounts for subscriber system assets and related deferred costs and deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred costs and deferred revenue based on the same month and year of acquisition. The Company depreciates its pooled subscriber system assets and related deferred costs and deferred revenue using an accelerated method over 15 years. In order to align the depreciation of these assets to the pattern in which their economic benefits are consumed, the accelerated method utilizes an average declining balance rate of 240% and converts to a straight-line methodology when the resulting depreciation charge is greater than that from the accelerated method, resulting in an average depreciation of 58% of the pool within the first five years, 25% within the second five years and 17% within the final five years.

Dealer and Other Amortizable Intangible Assets, Net—Intangible assets primarily include contracts and related customer relationships. Certain contracts and related customer relationships are generated from an external network of independent dealers who operate under the ADT dealer program. These contracts and related customer relationships are recorded at their contractually determined purchase price. During the initial period of the customer contract, generally twelve to fifteen months, any cancellation of monitoring service, including those that result from customer payment delinquencies, results in a chargeback by the Company to the dealer for the full amount of the contract purchase price. The Company records the amount charged back to the dealer as a reduction of the intangible assets.

Intangible assets arising from the ADT dealer program described above are amortized in pools determined by the same month and year of contract commencement on an accelerated basis over the period and pattern of economic benefit that is expected to be obtained from the customer relationship. The estimated useful life of dealer intangibles is 15 years. The accelerated method for amortizing these intangible assets utilizes an average declining balance rate of 300% and converts to a straight-line methodology when the resulting amortization charge is greater than that from the accelerated method, resulting in an average amortization of 67% of the pool within the first five years, 22% within the second five years and 11% within the final five years.

Other amortizable intangible assets are amortized on a straight-line basis over 4 to 24 years. The Company evaluates the amortization methods and remaining useful lives of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the amortization method or remaining useful lives.

Long-Lived Asset Impairments—The Company reviews long-lived assets, including property and equipment and amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Goodwill—Goodwill is assessed for impairment annually and more frequently if events or changes in business circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. See Note 4. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows and other market data. There are inherent uncertainties related to these factors which require judgment in applying them to the testing of goodwill for impairment. The Company performs its annual impairment tests for goodwill during the fourth fiscal quarter of each year.

When testing for goodwill impairment, the Company first compares the fair value of its reporting unit with its carrying amount. The estimated fair value of the reporting unit used in the goodwill impairment test is determined utilizing a discounted cash flow analysis based on the Company’s forecasts discounted using market participants’ weighted-average cost of capital and market indicators of terminal year cash flows. If the carrying amount of the Company’s reporting unit exceeds its fair value, goodwill is considered potentially impaired and step two of the goodwill impairment test is performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, the Company compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of its reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of its reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

Accrued Expenses and Other Current Liabilities—Included in accrued and other current liabilities in the Company’s Consolidated and Combined Balance Sheets are amounts for payroll-related accruals of $38 million and $44 million as of September 28, 2012 and September 30, 2011, respectively. Also included in accrued and other current liabilities are customer advances, which totaled $39 million and $36 million as of September 28, 2012 and September 30, 2011, respectively.

Parent Company Investment—Prior to the Separation on September 28, 2012, Tyco’s historical investment in the Company, the Company’s accumulated net earnings after taxes, and the net effect of transactions with and allocations from Tyco is shown as Parent company investment in the Consolidated and Combined financial statements. Note 9 provides additional information regarding the allocation to the Company of various expenses incurred by Tyco for periods prior to the Separation.

Income Taxes—For purposes of the Company’s Consolidated and Combined Financial Statements for periods prior to the Separation on September 28, 2012, income tax expense, deferred tax balances and tax carryforwards have been recorded as if it filed tax returns on a standalone basis separate from Tyco (“Separate Return Method”). The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for the periods prior to the Separation. The deferred tax balances reflected in the Company’s Consolidated and Combined Balance Sheet as of September 28, 2012 have been recorded on a consolidated return basis and include tax attributes allocated to the Company at the time of the Separation. The calculation of income taxes for the Company on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. Historically, the Company has primarily operated within a Tyco U.S. consolidated group and within a standalone Canadian entity. In certain instances, tax losses or credits generated by Tyco’s other businesses will continue to be available to the Company after the Separation.

In determining taxable income for the Company’s Consolidated and Combined Financial Statements, the Company must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative losses in the most recent years and its forecast of future taxable income. In estimating future taxable income, the Company develops assumptions including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

The Company does not have any significant valuation allowances against its net deferred tax assets.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on the Company’s deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on the Company’s results of operations, financial condition or cash flows.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in the United States and Canada. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

Concentration of Credit Risks—Financial instruments which potentially subject the Company to concentrations of credit risks are principally accounts receivables. The Company’s concentration of credit risk with respect to accounts receivable is limited due to the significant size of its customer base.

Insurable Liabilities—For fiscal years 2010 through 2012, the Company was insured for worker’s compensation, property, product, general and auto liabilities through a captive insurance company that is a wholly owned subsidiary of Tyco. The captive’s policies covering these risks are deductible reimbursement policies. Tyco has insurance for losses in excess of the captive insurance company policies’ limits through third party insurance companies. The captive insurance company retains the risk of loss, and therefore, Tyco has retained the liability associated with claims incurred prior to the Separation. Following the Separation, the Company maintains its own standalone insurance policies to manage certain of its insurable liabilities. See Note 9 for additional information on insurable liabilities.

Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. Included in cash and cash equivalents as of September 28, 2012 is approximately $187 million of available-for sale securities, representing cash invested in money market mutual funds. These investments are classified as “Level 1” for purposes of fair value measurement, which is performed each reporting period. Any unrealized holding gains or losses are excluded from earnings and reported in other comprehensive income until realized. Any dividend or interest income related to these investments is recognized in earnings. As these securities were purchased on the last day of the fiscal year, the amount of unrealized holding gains, dividend income and interest income was immaterial for the year ended September 28, 2012. The fair value of cash and cash equivalents, other than the money market mutual funds, accounts receivable and accounts payable approximated book value as of September 28, 2012 because of their short-term nature. The fair value of the money market mutual funds was approximately $187 million as of September 28, 2012. See Note 5 for the fair value of the Company’s debt.

Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. Specifically, the Company has reported amortization of deferred subscriber acquisition costs separately on the Consolidated and Combined Statements of Cash Flows.

Recently Adopted Accounting Pronouncements—In September 2011, the FASB issued authoritative guidance which expanded and enhanced the existing disclosure requirements related to multi-employer pension and other postretirement benefit plans. The amendments require additional quantitative and qualitative disclosures to provide more detailed information regarding these plans, including the significant multi-employer plans in which the Company participates, the level of the Company’s participation and contributions with respect to such plans, the financial health of such plans and an indication of funded status. These disclosures are intended to provide users of financial statements with a better understanding of the employer’s involvement in multi-employer benefit plans. The guidance became effective for the Company in the fourth fiscal quarter of 2012. The adoption of the guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements—In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for the presentation of comprehensive income. The guidance amended the reporting of Other Comprehensive Income (“OCI”) by eliminating the option to present OCI as part of the Consolidated and Combined Statements Stockholders’ Equity. The amendment does not impact the accounting for OCI, but does impact its presentation in the Company’s Consolidated and Combined Financial Statements. The guidance requires that items of net income and OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements which include total net income and its components, consecutively followed by total OCI and its components to arrive at total comprehensive income. In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. The guidance must be applied retrospectively and is effective for the Company in the first quarter of fiscal year 2013.

In September 2011, the FASB issued authoritative guidance which amends the process of testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (defined as having a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the traditional two step goodwill impairment test is unnecessary. If an entity concludes otherwise, it would be required to perform the first step of the two step goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test. However, an entity has the option to bypass the qualitative assessment in any period and proceed directly to step one of the impairment test. The guidance is effective for the Company for interim and annual impairment testing beginning in the first quarter of fiscal year 2013.

In July 2012, the FASB issued authoritative guidance which amends the process of testing indefinite-lived intangible assets for impairment. This guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (defined as having a likelihood of more than fifty percent) that the indefinite-lived intangible asset is impaired. If an entity determines it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity will have an option not to calculate the fair value of an indefinite-lived asset annually. The guidance is effective for the Company for interim and annual impairment testing beginning in the first quarter of fiscal year 2013.

2.	Acquisitions

Dealer Generated Customer Accounts and Bulk Account Purchases

During fiscal years 2012, 2011 and 2010, the Company paid $648 million, $581 million and $532 million, respectively, for customer contracts for electronic security services. Customer contracts generated under the ADT dealer program during 2012, 2011 and 2010 totaled approximately 527,000, 491,000 and 459,000, respectively.

Acquisitions

During the year ended September 24, 2010, cash paid for acquisitions totaled $449 million, net of cash acquired of $136 million, which related to the acquisition of Brink’s Home Security Holdings, Inc (“BHS” or “Broadview Security”), which is further described below. During the years ended September 28, 2012 and September 30, 2011, there were no acquisitions made by the Company.

Acquisition of Broadview Security

On May 14, 2010, the Company acquired all of the outstanding equity of Broadview Security, a publicly traded company that was formerly owned by The Brink’s Company, in a cash-and-stock transaction valued at approximately $2.0 billion. Prior to its acquisition, Broadview Security’s core business was to provide security alarm monitoring services for residential and small business properties in North America. Under the terms of the transaction, each outstanding share of BHS common stock was converted into the right to receive: (1) $13.15 in cash and 0.7562 Tyco common shares, for those shareholders who made an all-cash election, (2) 1.0951 Tyco common shares, for those shareholders who made an all stock election or (3) $12.75 in cash and 0.7666 Tyco common shares, for those shareholders who made a mixed cash/stock election or who failed to make an election.

Fair Value Calculation of Consideration Transferred—The calculation of the consideration transferred to acquire BHS is as follows. Certain amounts below cannot be recalculated as the exact BHS common share amounts have not been presented. ($ and common share data in millions, except per share data):

Cash Consideration

All cash consideration
Number of shares of BHS common shares outstanding as of May 14, 2010 electing all cash	37
Cash consideration per common share outstanding	$13.15

Total cash paid to BHS shareholders making all cash election	$490

Mixed cash/stock consideration
Number of shares of BHS common shares outstanding as of May 14, 2010 electing mixed consideration or not making an election	7
Cash consideration per common share outstanding	$12.75

Total cash paid to BHS shareholders making a mixed election or not making an election	$95

Total cash consideration	$585

Stock consideration

All cash consideration
Number of shares of BHS common shares outstanding as of May 14, 2010 electing all cash	37
Exchange ratio	0.7562

Tyco shares issued to BHS shareholders making an all cash election	28

All stock consideration
Number of shares of BHS common shares outstanding as of May 14, 2010 electing all stock	1
Exchange ratio	1.0951

Tyco shares issued to BHS shareholders making an all stock election	1

Mixed cash/stock consideration
Number of shares of BHS common shares outstanding as of May 14, 2010 electing mixed consideration or not making an election	7
Exchange ratio	0.7666

Tyco shares issued to BHS shareholders making a mixed election or not making an election	6

Total Tyco common shares issued	35

Tyco’s average common share price on May 14, 2010	$38.73

Total stock consideration	$1,362

Fair value of BHS stock option, restricted stock unit and deferred stock unit replacement awards(1)	$27

Total fair value of consideration transferred	$1,974

(1)

Represents the fair value of BHS stock option, restricted stock unit and deferred stock unit replacement awards attributable to pre-combination service issued to holders of these awards in the acquisition. The fair value was determined using the Black-Scholes model for stock option awards and Tyco’s closing stock price for the restricted and deferred stock unit awards. The fair value of outstanding BHS stock-based compensation awards that immediately vested at the effective time of the acquisition was attributed to pre-combination service and was included in the consideration transferred. In addition, there were certain BHS stock-based compensation awards that did not immediately vest upon completion of the acquisition. For those awards, the fair value attributed to post-combination service is being recognized as compensation expense over the requisite service period in the post-combination financial statements.

Fair Value Allocation of Consideration Transferred to Assets Acquired and Liabilities Assumed—The consideration transferred for BHS has been allocated to identifiable assets acquired and liabilities assumed as of the acquisition date. The following amounts represent the final determination of the fair value of the identifiable assets acquired and liabilities assumed ($ in millions):

Net current assets(1)	$78
Subscriber system assets	624
Other property and equipment	49
Contracts and related customer relationships (10-year weighted average useful life)	738
Other intangible assets (4-year weighted average useful life)	12
Net non-current liabilities(2)	(459)

Net assets acquired	1,042
Goodwill(3)	932

Purchase price	$1,974

(1)

As of the acquisition date, the fair value of accounts receivable approximated book value. Included in net current assets is $32 million of accounts receivable. The gross contractual amount receivable was approximately $35 million of which $3 million was not expected to be collected.

(2)	Included in net non-current liabilities is approximately $456 million of deferred tax liabilities.
(3)

The goodwill recognized is primarily related to expected synergies and other benefits that the Company believes will result from combining the operations of BHS with the operations of the Company. All of the goodwill has been allocated. None of the goodwill is expected to be deductible for tax purposes.

Actual BHS Financial Results—BHS actual results from the acquisition date, May 14, 2010, which are included in the Consolidated and Combined Statement of Operations for the fiscal year ended September 24, 2010 are as follows ($ in millions):

For the Year Ended September 24, 2010
Revenue	$193
Net loss	$(25)

Supplemental Pro Forma Financial Information (unaudited)—The supplemental pro forma financial information for the fiscal year ended September 24, 2010 is as follows ($ in millions):

For the Year Ended September 24, 2010
Revenue	$2,942
Net income	$263

The supplemental pro forma financial information is based on the historical financial information for the Company and BHS. The supplemental pro forma financial information for the period ended September 24, 2010 utilized BHS’ historical financial information for its fiscal fourth quarter ended December 31, 2009 and the pre-acquisition period from January 1, 2010 through the acquisition date. The supplemental pro forma financial information reflects primarily the following pro forma pre-tax adjustments:

•	Elimination of BHS historical intangible asset amortization and property and equipment depreciation expense;

•	Elimination of BHS historical deferred acquisition costs amortization;

•	Elimination of BHS historical deferred revenue amortization;

•	Additional amortization and depreciation expense related to the fair value of identifiable intangible assets and property and equipment acquired; and

•	All of the above pro forma adjustments were tax effected using a statutory tax rate of 39%

The supplemental pro forma financial information for the year ended September 24, 2010 reflect the following non-recurring adjustments:

•	Direct acquisition costs primarily relating to advisory and legal fees and integration costs; and

•	Restructuring charges primarily related to employee severance and one-time benefit arrangements

The supplemental pro forma financial information gives effect to the acquisition, but should not be considered indicative of the results that would have occurred in the periods presented above, nor are they indicative of future results. In addition, the supplemental pro forma financial information does not reflect the potential realization of cost savings relating to the integration of the two companies.

Acquisition and Integration Related Costs

During the year ended September 24, 2010, the Company incurred approximately $17 million of costs directly related to the acquisition of Broadview Security and recorded $14 million of restructuring expenses in conjunction with the acquisition of Broadview Security. These costs are reflected in selling, general and administrative expenses in the Company’s Consolidated and Combined Statement of Operations for the year ended September 24, 2010

In addition, during the years ended September 28, 2012, September 30, 2011 and September 24, 2010, the Company incurred costs related to the integration of Broadview Security. A summary of the integration related costs and the line item presentation of these amounts in the Company’s Consolidated and Combined Statement of Operations is as follows ($ in millions):

	2012	2011	2010
Cost of revenue	$—	$2	$—
Selling, general and administrative expenses	14	26	18

Total integration related costs	$14	$28	$18

3.	Property and Equipment

Property and equipment consisted of the following ($ in millions):

	September 28, 2012	September 30, 2011
Land	$9	$9
Buildings and leasehold improvements	76	64
Machinery and equipment	369	290
Property under capital leases(1)	43	25
Construction in progress	34	37
Accumulated depreciation(2)	(314)	(253)

Property and equipment, net	$217	$172

(1)	Property under capital leases consists primarily of buildings.
(2)	Accumulated amortization of capital lease assets was $25 million and $13 million as of September 28, 2012 and September 30, 2011, respectively.

4.	Goodwill and Other Intangible Assets

Goodwill

Annually, in the fiscal fourth quarter, and more frequently if events or changes in business circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value, the Company tests goodwill for impairment by comparing the fair value of the Company’s reporting unit with its carrying amount. Fair value of the Company’s reporting unit is determined utilizing a discounted cash flow analysis based on the Company’s forecast cash flows discounted using an estimated weighted-average cost of capital of market participants. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flows and other market data. There were no goodwill impairments as a result of performing the Company’s 2012, 2011 and 2010 annual impairment tests.

The changes in the carrying amount of goodwill for the years ended 2012 and 2011 are as follows ($ in millions):

Balance as of September 30, 2011	$3,395
Currency translation	5

Balance as of September 28, 2012	$3,400

Balance as of September 24, 2010	$3,393
Acquisitions/purchase accounting adjustments	2

Balance as of September 30, 2011	$3,395

Other Intangible Assets

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s other intangible assets as of September 28, 2012 and September 30, 2011 ($ in millions):

	September 28, 2012		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$7,247	$4,392	$6,687	$3,938
Other	12	6	13	7

Total	$7,259	$4,398	$6,700	$3,945

Changes in the net carrying amount of contracts and related customer relationships for the years ended 2012 and 2011 are as follows ($ in millions):

Balance as of September 30, 2011	$2,749
Customer contract additions, net of dealer charge-backs	642
Amortization	(544)
Currency translation	8

Balance as of September 28, 2012	$2,855

Balance as of September 24, 2010	$2,686
Customer contract additions, net of dealer charge-backs	579
Amortization	(516)

Balance as of September 30, 2011	$2,749

Other than goodwill, the Company does not have any other indefinite-lived intangible assets as of September 28, 2012 and September 30, 2011. Intangible asset amortization expense for 2012, 2011 and 2010 was $546 million, $518 million and $450 million, respectively. As of September 28, 2012, the weighted-average amortization period for contracts and related customer relationships, other intangibles and total intangible assets was 14 years, 11 years and 14 years, respectively.

The estimated aggregate amortization expense for intangible assets is expected to be approximately $516 million for 2013, $440 million for 2014, $374 million for 2015, $317 million for 2016, $267 million for 2017 and $947 million for 2018 and thereafter.

5.	Debt

Debt as of September 28, 2012 and September 30, 2011 is as follows ($ in millions):

	September 28, 2012	September 30, 2011
Current maturities of long-term debt:
Capital lease obligations	$2	$1

Current maturities of long-term debt	2	1

Long-term debt:
2.250% notes due July 2017(1)	749	—
3.500% notes due July 2022(1)	998	—
4.875% notes due July 2042(1)	742	—
Allocated debt	—	1,482
Capital lease obligations	36	24

Total long-term debt	2,525	1,506

Total debt	$2,527	$1,507

(1)	Net of discount of $0.7 million on notes due July 2017, $2.3 million on notes due July 2022 and $8.0 million on notes due July 2042.

Prior to the issuance of its indenture in July 2012, the Company’s working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, were satisfied as part of Tyco’s company-wide cash management practices. Accordingly, Tyco’s consolidated debt and related interest expense, exclusive of amounts incurred directly by the Company, were allocated to the Company for periods prior to July 5, 2012. The amounts allocated were based on an assessment of the Company’s share of Tyco’s external debt using historical data.

On June 22, 2012, the Company entered into an unsecured senior revolving credit facility with an aggregate commitment of $750 million, which is available to be used for working capital, capital expenditures and other corporate purposes. The interest rate for borrowings under the revolving credit facility is based on the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus a spread, based upon the Company’s credit rating. To date, no amounts have been drawn under the revolving credit facility.

Additionally, on June 22, 2012, the Company entered into a 364-day bridge facility that provided for aggregate lending commitments in the amount of $2.25 billion. This facility was subsequently terminated on July 5, 2012 in connection with the $2.5 billion debt issuance discussed below.

On July 5, 2012, the Company issued $2.5 billion aggregate principal amount of unsecured notes, of which $750 million aggregate principal amount of 2.250% notes will mature on July 15, 2017, $1.0 billion aggregate principal amount of 3.500% notes will mature on July 15, 2022, and $750 million aggregate principal amount of 4.875% notes will mature on July 15, 2042. Cash proceeds from the issuance of this term indebtedness, net of debt issuance costs, totaled approximately $2.47 billion and were used primarily to repay intercompany debt and to make other cash payments to Tyco in conjunction with the Separation. Interest is payable on January 15 and July 15 of each year, commencing on January 15, 2013. The Company may redeem each series of the notes, in whole or in part, at any time at a redemption price equal to the principal amount of the notes to be redeemed, plus a make-whole premium.

In connection with the issuance of the unsecured notes, the Company entered into an Exchange and Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers of the notes, dated July 5, 2012. Under the Registration Rights Agreement, the Company has agreed to (i) file with the Securities and Exchange Commission a registration statement with respect to an exchange offer registered under the Securities Act to exchange the notes of each series for an issue of another series of notes (the “Exchange Notes”) that are identical in all material respects to the applicable series of notes (except that the Exchange Notes will not contain transfer restrictions or any increase in annual interest rate) and (ii) to use commercially reasonable efforts to cause the exchange offer registration statement to be declared effective under the Securities Act within 365 days of July 5, 2012.

On September 12, 2012 the Company established a $750 million commercial paper program, supported by its revolving credit facility of the same amount. As of September 28, 2012, the Company had no commercial paper outstanding.

The fair value of the Company’s unsecured notes was determined using prices for similar securities obtained from multiple external pricing services, which is considered a Level 2 input. The fair value of the Company’s unsecured notes as of September 28, 2012 is as follows ($ in millions):

2.250% notes due July 2017	$766
3.500% notes due July 2022	1,038
4.875% notes due July 2042	798

Total	$2,602

The fair value of the Company’s allocated debt, which was allocated in the same proportions as Tyco’s external debt, was $1,717 million as of September 30, 2011.

Interest expense totaled $93 million, $90 million and $107 million for the years ended September 28, 2012, September 30, 2011 and September 24, 2010, respectively. Interest expense for the first nine months of fiscal year 2012, fiscal year 2011 and fiscal year 2010 includes allocated interest expense of $64 million, $87 million and $102 million, respectively. Interest expense for these periods was allocated in the same proportions as debt and included the impact of Tyco’s interest rate swap agreements designated as fair value hedges. The remaining amount of interest expense for fiscal year 2012 primarily represents interest incurred on the Company’s unsecured notes. Cash paid for interest for fiscal years 2012, 2011 and 2010, which is presented in the Consolidated and Combined Statements of Cash Flows, was allocated in the same proportions as Tyco’s external debt.

The Company’s revolving credit facility contains customary covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a minimum required ratio of EBITDA to interest expense and limits on incurrence of liens and subsidiary debt. In addition, the indenture governing the Company’s senior unsecured notes contains customary covenants including limits on liens and sale/leaseback transactions. Furthermore, acceleration of any obligation under any of the Company’s material debt instruments will permit the holders of its other material debt to accelerate their obligations. As of September 28, 2012, the Company was in compliance with all financial covenants on its revolving credit facility.

Aggregate annual maturities of long-term debt and capital lease obligations are as follows ($ in millions):

Fiscal 2013	$6
Fiscal 2014	6
Fiscal 2015	6
Fiscal 2016	6
Fiscal 2017	756
Thereafter	1,777

Total	2,557
Less amount representing discount on notes	11
Less amount representing interest on capital leases	19

Total	2,527
Less current maturities of long-term debt	2

Total long-term debt	$2,525

6.	Income Taxes

Prior to the Separation, the Company’s operating results were included in Tyco’s various consolidated U.S. federal and state income tax returns, as well as non-U.S. tax filings in Canada and certain U.S. territories. For purposes of the Company’s Consolidated and Combined Financial Statements for periods prior to the Separation, income tax expense has been recorded as if the Company filed tax returns on a standalone basis separate from Tyco. The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for the periods prior to September 28, 2012.

Significant components of income before income taxes for the years ended September 28, 2012, September 30, 2011 and September 24, 2010 are as follows ($ in millions):

	2012	2011	2010
United States	$581	$543	$336
Non-U.S.	49	61	62

	$630	$604	$398

Significant components of the income tax provision for the years ended September 28, 2012, September 30, 2011 and September 24, 2010 are as follows ($ in millions):

	2012	2011	2010
Current:
United States:
Federal	$170	$228	$169
State	36	33	35
Non-U.S.	8	20	16

Current income tax provision	$214	$281	$220
Deferred:
United States:
Federal	$21	$(50)	$(60)
State	(6)	—	1
Non-U.S.	7	(3)	(2)

Deferred income tax provision	22	(53)	(61)

	$236	$228	$159

The reconciliation between the actual effective tax rate on continuing operations and the statutory U.S. federal income tax rate of 35% for the years ended September 28, 2012, September 30, 2011 and September 24, 2010 is as follows:

	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
U.S. state income tax provision, net	3.4%	3.5%	5.9%
Non-U.S. net earnings	(0.6)%	(0.7)%	(1.9)%
Nondeductible charges	—%	0.2%	0.7%
Other	(0.3)%	(0.3)%	0.2%

Provision for income taxes	37.5%	37.7%	39.9%

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. For purposes of the Company’s Consolidated and Combined Balance Sheets for periods prior to the Separation, deferred tax balances and tax carryforwards and credits have been recorded under the Separate Return Method. The deferred tax balances reflected in the Company’s Consolidated and Combined Balance Sheet as of September 28, 2012 have been recorded on a consolidated return basis and include tax attributes allocated to the Company at the time of the Separation. The inclusion of these tax attributes resulted in tax carryforwards and credits, which generated higher deferred income tax assets for the Company as of September 28, 2012.

The components of the Company’s net deferred income tax liability as of September 28, 2012 and September 30, 2011 are as follows ($ in millions):

	September 28, 2012	September 30, 2011
Deferred tax assets:
Accrued liabilities and reserves	$32	$36
Tax loss and credit carryforwards	512	1
Postretirement benefits	22	20
Deferred revenue	147	156
Other	11	65

	$724	$278

Deferred tax liabilities:
Property and equipment	(9)	(21)
Subscriber system assets	(530)	(443)
Intangible assets	(299)	(397)
Other	(1)	(18)

	$(839)	$(879)

Net deferred tax liability before valuation allowance	(115)	(601)
Valuation allowance	(2)	(1)

Net deferred tax liability	$(117)	$(602)

The valuation allowance for deferred tax assets of $2 million and $1 million as of September 28, 2012 and September 30, 2011, respectively, relates to the uncertainty of the utilization of certain state and non U.S. deferred tax assets. The Company believes that it is more likely than not that it will generate sufficient future taxable income to realize the tax benefits related to its deferred tax assets, including credit and net operating loss carryforwards, on the Company’s Consolidated and Combined Balance Sheet.

As of September 28, 2012, the Company had approximately $1.3 billion of U.S. Federal net operating loss carryforwards, $637 million of state net operating loss carryforwards and no foreign net operating loss carryforwards. The U.S. Federal carryforward will expire between 2016 and 2032, and the state carryforwards will expire between 2013 and 2032. Of the $1.3 billion U.S. Federal net operating loss carryforwards, $1.1 billion was generated by a prior consolidated group and is subject to Separate Return Limitation Year (“SRLY”) rules which place limits on the amount of SRLY loss that can offset consolidated taxable income in the future. Although future utilization will depend on the Company’s actual profitability and the result of income tax audits, the Company anticipates that its U.S Federal net operating loss carryforwards will be fully utilized prior to expiration.

Unrecognized Tax Benefits

As of September 28, 2012 and September 30, 2011, the Company had unrecognized tax benefits of $88 million and $3 million, respectively, of which $70 million and $2 million, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties related to the unrecognized tax benefits of $10 million and $1 million as of September 28, 2012 and September 30, 2011, respectively, of which approximately $9 million was contributed with the Separation. The amount of income tax expense for interest and penalties related to unrecognized tax benefits recognized for the years ended September 28, 2012, September 30, 2011 and September 24, 2010 was immaterial.

A rollforward of unrecognized tax benefits as of September 28, 2012, September 30, 2011 and September 24, 2010 is as follows ($ in millions):

	2012	2011	2010
Balance as of beginning of year	$3	$5	$5
Additions based on tax positions contributed in conjunction with the Separation	85	—	—
Reductions based on tax positions related to prior years	—	(1)	—
Reductions related to settlements	—	(1)	—

Balance as of end of year	$88	$3	$5

For periods prior to September 28, 2012, the unrecognized tax benefits reflected in the Company’s Consolidated and Combined Financial Statements have been determined using the Separate Return Method. The increase in the balance of the Company’s unrecognized tax benefits reflect the impact of tax carryforwards and credits that resulted from the Separation. The Company does not anticipate that the total amount of the unrecognized tax benefits will change significantly within the next twelve months.

Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Canada	2004 – 2012
United States	1997 – 2012

Undistributed Earnings of Subsidiaries

The Company’s primary non-U.S. operations are located in Canada. No additional provision has been accrued for U.S. or non-U.S. income taxes on the undistributed earnings or for unrecognized deferred tax liabilities for temporary differences related to investments in the Company’s Canadian entity since the earnings are expected to be permanently reinvested and the investments are permanent in duration. Determination of the amount of any unrecognized deferred tax liability is not practicable.

Tax Sharing Agreement and Other Income Tax Matters

In connection with the Separation from Tyco, the Company entered into a tax sharing agreement (the “2012 Tax Sharing Agreement”) with Tyco and Pentair Ltd., formerly Tyco Flow Control International, Ltd. (“Pentair”) that governs the rights and obligations of ADT, Tyco and Pentair for certain pre-Separation tax liabilities, including Tyco’s obligations under the tax sharing agreement among Tyco, Covidien Ltd. (“Covidien”), and TE Connectivity Ltd. (“TE Connectivity”) entered into in 2007 (the “2007 Tax Sharing Agreement”). The 2012 Tax Sharing Agreement provides that ADT, Tyco and Pentair will share (i) certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to ADT’s, Tyco’s, and Pentair’s U.S. and certain non-U.S. income tax returns, and (ii) payments required to be made by Tyco in respect to the 2007 Tax Sharing Agreement (collectively, “Shared Tax Liabilities”). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. ADT and Pentair will share 58% and 42%, respectively, of the next $225 million of Shared Tax Liabilities. ADT, Tyco and Pentair will share 27.5%, 52.5% and 20.0%, respectively, of Shared Tax Liabilities above $725 million.

In addition, under the terms of the 2012 Tax Sharing Agreement, in the event the distribution of ADT’s common shares to the Tyco shareholders (the “Distribution”), the distribution of Pentair common shares to the Tyco shareholders (the “Pentair Distribution” and, together with the Distribution, the “Distributions”), or certain internal transactions undertaken in connection therewith were determined to be taxable as a result of actions taken after the Distributions by ADT, Pentair or Tyco, the party responsible for such failure would be responsible for all taxes imposed on ADT, Pentair or Tyco as a result thereof. Taxes resulting from the determination that the Distribution, the Pentair Distribution, or any internal transaction that were intended to be tax-free is taxable are referred to herein as “Distribution Taxes.” If such failure is not the result of actions taken after the Distributions by ADT, Pentair or Tyco, then ADT, Pentair and Tyco would be responsible for any Distribution Taxes imposed on ADT, Pentair or Tyco as a result of such determination in the same manner and in the same proportions as the Shared Tax Liabilities. ADT has sole responsibility of any income tax liability arising as a result of Tyco’s acquisition of Broadview Security in May 2010, including any liability of Broadview Security under the tax sharing agreement between Broadview Security and The Brink’s Company dated October 31, 2008 (collectively, “Broadview Tax Liabilities”). Costs and expenses associated with the management of Shared Tax Liabilities, Distribution Taxes, and Broadview Tax Liabilities will generally be shared 20% by Pentair, 27.5% by ADT, and 52.5% by Tyco. ADT is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement’s sharing formulae. In addition, Tyco and Pentair are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement’s sharing formulae.

The 2012 Tax Sharing Agreement also provides that, if any party defaults in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party is required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the 2012 Tax Sharing Agreement that is responsible for all or a portion of an income tax liability defaults in its payment of such liability to a taxing authority, ADT could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, ADT may be obligated to pay amounts in excess of its agreed-upon share of its, Tyco’s and Pentair’s tax liabilities.

The Company recorded a receivable from Tyco for certain tax liabilities incurred by ADT but indemnified by Tyco under the 2012 Tax Sharing Agreement. This receivable, which is reflected in other assets on the Consolidated and Combined Balance Sheet, totaled $44 million as of September 28, 2012. The actual amount that the Company may be entitled to receive could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.

7.	Commitments and Contingencies

Lease Obligations

The Company has facility, vehicle and equipment leases that expire at various dates through 2023. Rental expense under these leases was $44 million, $38 million and $33 million for 2012, 2011 and 2010, respectively. Additionally, the Company has commitments under capital leases for certain facilities. See Note 5 for further information on capital lease obligations.

Following is a schedule of minimum lease payments for non-cancelable operating leases as of September 28, 2012 ($ in millions):

Fiscal 2013	$44
Fiscal 2014	33
Fiscal 2015	26
Fiscal 2016	12
Fiscal 2017	6
Thereafter	24

145
Less sublease income	11

Total	$134

Purchase Obligations

The Company has obligations related to commitments to purchase certain goods and services. As of September 28, 2012, such obligations were as follows: $37 million in fiscal 2013, $8 million in fiscal 2014 and $5 million in fiscal 2015.

Legal Proceedings

The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, product and general liability claims, claims that the Company has infringed the intellectual property rights of others, and claims related to alleged security system failures. The Company has recorded accruals for losses that it believes are probable to occur and are reasonably estimable. While the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that the resolution of any such proceedings (other than matters specifically identified below), will not have a material effect on its financial condition, results of operations or cash flows.

Broadview Security Contingency

On May 14, 2010, the Company acquired Broadview Security, a business formerly owned by The Brink’s Company. Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the “Coal Act”), The Brink’s Company and its majority-owned subsidiaries at July 20, 1992 (including certain legal entities acquired in the Broadview Security acquisition) are jointly and severally liable with certain of The Brink’s Company’s other current and former subsidiaries for health care coverage obligations provided for by the Coal Act. A Voluntary Employees’ Beneficiary Associate (“VEBA”) trust has been established by The Brink’s Company to pay for these liabilities, although the trust may have insufficient funds to satisfy all future obligations. At the time of its spin-off from The Brink’s Company, Broadview Security entered into an agreement in which The Brink’s Company agreed to indemnify it for any and all liabilities and expenses related to The Brink’s Company’s former coal operations, including any health care coverage obligations. The Brink’s Company has agreed that this indemnification survives the Company’s acquisition of Broadview Security. The Company has evaluated its potential liability under the Coal Act as a contingency in light of all known facts, including the funding of the VEBA, and indemnification provided by The Brink’s Company. The Company has concluded that no accrual is necessary due to the existence of the indemnification and its belief that The Brink’s Company and VEBA will be able to satisfy all future obligations under the Coal Act.

ADT Dealer Litigation

As previously reported, in 2002, a number of former dealers and related parties have filed lawsuits against the Company in the United States and in other countries, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to the Company’s decision to terminate certain authorized dealers in 2002 and 2003. In February 2010, the Court granted a directed verdict in the Company’s favor dismissing a number of the plaintiffs’ key claims. Upon appeal, the Colorado Court of Appeals affirmed the verdict in the Company’s favor in October 2011. The parties agreed to settle this matter in April 2012 with no cash consideration being paid by either side, which is subject to final court approval.

Telephone Consumer Protection Act

The Company has been named as a defendant in two putative class actions that were filed on behalf of purported classes of persons who claim to have received unsolicited “robocalls” in contravention of the U.S. Telephone Consumer Protection Act (“TCPA”). These lawsuits were brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received such unsolicited calls, claiming that millions of calls were made by third party entities on the Company’s behalf. The Company asserts that such entities were not retained by, nor authorized to make calls on behalf of, the Company. The Company has entered into a preliminary agreement to settle this litigation, and is in the process of preparing definitive settlement documentation. The Company has increased its legal reserves by $15 million to reflect this development. The settlement is subject to the completion of satisfactory settlement documentation and approval of the District Court.

Income Tax Matters

As discussed above in Note 6, the 2012 Tax Sharing Agreement governs the rights and obligations of ADT, Tyco and Pentair for certain tax liabilities with respect to periods or portions thereof ending on or before the date of the Distribution. ADT is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement’s sharing formulae. Tyco and Pentair are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement’s sharing formulae.

With respect to years prior to and including the 2007 separation of Covidien and TE Connectivity by Tyco, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Although Tyco advised ADT that it has resolved a substantial number of these adjustments, a few significant items remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that Tyco will be able to resolve all the open items, which primarily involve the treatment of certain intercompany debt transactions during the period, through the IRS appeals process. As a result, Tyco has advised ADT that it expects to litigate these matters once it receives the requisite statutory notices from the IRS, which is expected to occur during fiscal year 2013. Tyco has advised us that it has determined that its recorded liability is sufficient to cover the indemnifications Tyco made under the 2007 Tax Sharing Agreement. However, the ultimate resolution of these matters is uncertain and could result in Tyco being responsible for a greater amount than it expects under the 2007 Tax Sharing Agreement.

To the extent ADT is responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material impact on its financial position, results of operations, cash flows or its effective tax rate in future reporting periods.

Other liabilities in the Company’s Consolidated and Combined Balance Sheet as of September 28, 2012 include $19 million for the fair value of ADT’s obligations under certain tax related agreements entered into in conjunction with the Separation. The maximum amount of potential future payments is not determinable as they relate to unknown conditions and future events that cannot be predicted.

8.	Guarantees

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows.

As of September 28, 2012, the Company had no outstanding letters of credit; however, letters of credit may be issued in the future in connection with routine business requirements.

9.	Related Party Transactions

Transaction with Directors—Certain members of the Company’s board of directors also served on Tyco’s board of directors prior to the Separation. Transactions with Tyco during fiscal years 2012, 2011 and 2010 are described below. Additionally, during fiscal 2012, 2011 and 2010, the Company engaged in commercial transactions in the normal course of business with companies where Directors of ADT or Tyco were employed and served as officers. During each of these periods, the Company’s purchases from such companies aggregated less than 1 percent of combined revenue.

Cash Management—Prior to the Separation, the Company’s cash was regularly “swept” by Tyco at its discretion in conjunction with its centralized approach to cash management and financing of operations. Transfers of cash both to and from Tyco are included within parent company investment on the Consolidated and Combined Statements of Stockholders’ Equity. The main components of transfers to and from Tyco are related to cash pooling and general financing activities as well as cash transfers for acquisitions, investments and various allocations from Tyco.

Trade Activity—Accounts payable includes $14 million and $9 million of payables to Tyco affiliates as of September 28, 2012 and September 30, 2011, respectively, primarily related to the purchase of inventory. During fiscal 2012, 2011 and 2010, the Company purchased inventory from Tyco affiliates in the amount of $110 million, $79 million and $34 million, respectively.

Service and Lending Arrangement with Tyco Affiliates—Prior to the Separation, the Company had various debt and cash pool agreements with Tyco affiliates, which were executed outside of the normal Tyco centralized approach to cash management and financing of operations. Other liabilities as of September 30, 2011 includes $63 million of payables to Tyco affiliates related to these types of transactions.

Also, prior to the Separation, the Company, Tyco and its affiliates paid for expenses on behalf of each other. Prepaid expenses and other current assets includes $7 million of receivables from Tyco and its affiliates as of September 30, 2011. Accrued and other current liabilities includes $2 million of payables to Tyco and its affiliates as of September 30, 2011.

Debt and Related Items—For periods prior to the Separation, the Company was allocated a portion of Tyco’s consolidated debt and interest expense. Note 5 provides further information regarding these allocations.

Insurable Liabilities—For fiscal years 2010 through 2012, the Company was insured for product liability, worker’s compensation, property, general and auto liabilities by a captive insurance company that is wholly-owned by Tyco. The Company paid a premium in each year to obtain insurance coverage during these periods. Premiums expensed by the Company were $24 million, $24 million and $18 million in 2012, 2011 and 2010, respectively, and are included in the selling, general and administrative expenses in the Consolidated and Combined Statements of Operations.

As of September 28, 2012 and September 30, 2011, the Company recorded insurance-related liabilities in the Consolidated and Combined Balance Sheets of $47 million and $57 million, respectively. Due to the fact that Tyco has retained the liability associated with claims incurred prior to the Separation, the Company has recorded insurance receivables offsetting its liabilities related to these claims. As of September 28, 2012 and September 30, 2011, the current portion of these insurance receivables, which totaled $11 million and $14 million, respectively, is reflected in prepaid and other current assets in the Consolidated and Combined Balance Sheets. The non-current portion of these receivables is reflected in other assets.

General Corporate Overhead—For fiscal 2010 through fiscal 2012, the Company was allocated corporate overhead expenses from Tyco for corporate related functions based on the relative proportion of either the Company’s headcount or revenue to Tyco’s consolidated headcount or revenue. Corporate overhead expenses primarily related to centralized corporate functions, including finance, treasury, tax, legal, information technology, internal audit, human resources and risk management functions. During fiscal 2012, 2011 and 2010, the Company was allocated $52 million, $67 million and $69 million, respectively, of general corporate expenses incurred by Tyco which are included within selling, general and administrative expenses in the Consolidated and Combined Statements of Operations. Further discussion of allocations is included in Note 1.

Separation and Distribution Agreements—In conjunction with the Separation, the Company entered into Separation and Distribution Agreements and other agreements with Tyco and Pentair, which govern the relationships among the Company, Tyco and Pentair subsequent to the Separation. The Separation and Distribution Agreement between ADT and Tyco provided for the allocation to ADT of certain of Tyco’s assets, liabilities and obligations attributable to periods prior to the Separation, which is reflected in the Company’s Consolidated and Combined Balance Sheet as of September 28, 2012. This agreement also provides for certain non-compete and non-solicitation restrictions that prohibit the Company from competing with Tyco in the commercial security market in the United States and Canada for a period of time after the Separation.

10.	Retirement Plans

The Company measures its retirement plans as of its fiscal year end.

Defined Benefit Pension Plan—The Company sponsors one noncontributory defined benefit retirement plan covering certain of its U.S. employees. Net periodic pension benefit cost is based on periodic actuarial valuations which use the projected unit credit method of calculation and is charged to the Consolidated and Combined Statements of Operations on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts are determined based on U.S. regulations and the advice of professionally qualified actuaries. The benefits under the defined benefit plan are based on various factors, such as years of service and compensation.

Prior to the Separation, the plan was a co-mingled plan and included plan participants of other Tyco subsidiaries. Therefore, for periods prior to September 28, 2012, the Company recorded its portion of the co-mingled plan expense and the related obligations, which had been actuarially determined based on the Company’s specific benefit formula by participant and allocated plan assets. The contribution amounts for periods prior to the Separation were determined in total for the co-mingled plan and allocated to the Company based on headcount. In conjunction with the Separation, the plan was legally separated, and assets were reallocated based on the ERISA prescribed calculation.

The net periodic benefit cost for the defined benefit pension plan for 2012, 2011 and 2010 is as follows ($ in millions):

	2012	2011	2010
Service cost	$—	$1	$1
Interest cost	3	3	3
Expected return on plan assets	(4)	(4)	(3)
Amortization of net actuarial loss	1	1	2

Net periodic benefit cost	$—	$1	$3

Weighted-average assumptions used to determine net periodic pension cost during the year:
Discount rate	4.5%	5.0%	5.5%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	N/A	4.0%	4.0%

During fiscal 2011, the Company froze its active U.S. pension plan. As a result, the Company amortizes its actuarial gains and losses over the average remaining life expectancy of the pension plan participants.

The estimated net actuarial loss for the pension benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is expected to be $1 million.

The change in benefit obligations, plan assets and the amounts recognized on the Consolidated and Combined Balance Sheets for the defined benefit plan as of September 28, 2012 and September 30, 2011 is as follows ($ in millions):

	September 28, 2012	September 30, 2011
Change in benefit obligations:
Benefit obligations as of beginning of year	$72	$67
Service cost	—	1
Interest cost	3	3
Actuarial loss	9	5
Benefits and administrative expenses paid	(3)	(4)

Benefit obligations as of end of year	$81	$72

Change in plan assets:
Fair value of plan assets as of beginning of year	$48	$47
Actual return on plan assets	5	1
Employer contributions	2	4
Benefits and administrative expenses paid	(3)	(4)

Fair value of plan assets as of end of year	$52	$48

Funded status	$(29)	$(24)

Amounts recognized in the Consolidated and Combined Balance Sheets for the defined benefit plan as of September 28, 2012 and September 30, 2011 are as follows ($ in millions):

	September 28, 2012	September 30, 2011
Amounts reflected in other liabilities:
Non-current liabilities	$(29)	$(24)

Amounts recognized in accumulated other comprehensive income (before income taxes) consist of:
Net actuarial loss	$(39)	$(34)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	3.7%	4.5%
Rate of compensation increase	N/A	N/A

The accumulated and aggregate benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $81 million and $52 million, respectively, as of September 28, 2012 and $72 million and $48 million, respectively, as of September 30, 2011.

In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by asset class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions.

The Company’s investment strategy for its pension plan is to manage the plan on a going-concern basis. Current investment policy is to maintain an adequate level of diversification while maximizing the return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants as well as providing adequate liquidity to meet immediate and future benefit payment requirements. In addition, U.S. regulations and financial considerations are factors in determining the appropriate investment strategy. The policy targets a 60% allocation to equity securities and a 40% allocation to debt securities.

The pension plan has the following weighted-average asset allocations:

	2012	2011
Asset Category:
Equity securities	60%	55%
Debt securities	38%	44%
Cash and cash equivalents	2%	1%

Total	100%	100%

ADT’s common shares are not a direct investment of the Company’s pension fund, but may be held through investment funds. The aggregate amount of the securities would not be considered material relative to the total fund assets.

The Company evaluates its defined benefit plan’s asset portfolio for the existence of significant concentrations of risk. Types of investment concentration risks that are evaluated include, but are not limited to, concentrations in a single entity, industry, foreign country and individual fund manager. As of September 28, 2012, there were no significant concentrations of risk in the Company’s defined benefit plan assets.

The Company’s plan assets are accounted for at fair value. Authoritative guidance for fair value measurements establishes a three level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, the level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized as follows:

•	Level 1—inputs are based upon quoted prices (unadjusted) in active markets for identical assets or liabilities which are accessible as of the measurement date.

•

Level 2—inputs are based upon quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model derived valuations for the asset or liability that are derived principally from or corroborated by market data for which the primary inputs are observable, including forward interest rates, yield curves, credit risk and exchange rates.

•

Level 3—inputs for the valuations are unobservable and are based on management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model based techniques such as option pricing models and discounted cash flow models.

The Company’s asset allocations by level within the fair value hierarchy as of September 28, 2012 and September 30, 2011 are presented in the table below for the Company’s defined benefit plan.

	September 28, 2012
($ in millions)	Level 1	Level 2	Total
Equity securities:
U.S. equity securities	$—	$21	$21
Non-U.S. equity securities	—	10	10
Fixed income securities:
Government and government agency securities	—	10	10
Corporate debt securities	—	10	10
Cash and cash equivalents	—	1	1

Total	$—	$52	$52

	September 30, 2011
($ in millions)	Level 1	Level 2	Total
Equity securities:
U.S. equity securities	$4	$7	$11
Non-U.S. equity securities	3	10	13
Fixed income securities:
Government and government agency securities	1	9	10
Corporate debt securities	—	12	12
Mortgage and other asset-backed securities	—	1	1
Cash and cash equivalents	1	—	1

Total	$9	$39	$48

Equity securities consist primarily of publicly traded U.S. and non-U.S. equities. Publicly traded securities are valued at the last trade or closing price reported in the active market in which the individual securities are traded. Certain equity securities are held within commingled funds which are valued at the unitized net asset value (“NAV”) or percentage of the net asset value as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

Fixed income securities consist primarily of government and agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value is determined utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities. Certain fixed income securities are held within commingled funds which are valued utilizing NAV determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

Cash and cash equivalents consist primarily of short-term commercial paper, bonds and other cash or cash-like instruments including settlement proceeds due from brokers, stated at cost, which approximates fair value.

The following tables set forth a summary of pension plan assets valued using NAV or its equivalent as of September 28, 2012 and September 30, 2011 ($ in millions):

	September 28, 2012
Investment	Fair Value	Redemption Frequency	Redemption Notice Period
U.S. equity securities	$21	Daily	1 day, 5 days
Non-U.S. equity securities	10	Daily	3 days
Government and government agency securities	10	Daily	2 days
Corporate debt securities	10	Daily	2 days

	$51

	September 30, 2011
Investment	Fair Value	Redemption Frequency	Redemption Notice Period
U.S. equity securities	$5	Daily	1 day
Non-U.S. equity securities	1	Daily, Semi-monthly	1 day, 5 days
Government and government agency securities	4	Daily	1 day
Corporate debt securities	4	Daily	1 day, 2 days, 3 days
Mortgage and other asset-backed securities	1	Daily	1 day, 3 days

	$15

The strategy of the Company’s investment managers with regard to the investments valued using NAV or its equivalent is to either match or exceed relevant benchmarks associated with the respective asset category. None of the investments valued using NAV or its equivalent contain any redemption restrictions or unfunded commitments.

The Company’s funding policy is to make contributions in accordance with U.S. laws as well as to make discretionary voluntary contributions from time-to-time. During fiscal year 2012, the Company contributed $2 million to its pension plan, which represented the Company’s minimum required contributions to its pension plan for that period. The Company anticipates that it will contribute at least the minimum required to its pension plan in fiscal year 2013 of $2 million.

Benefit payments, including those amounts to be paid and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

Fiscal 2013	$3
Fiscal 2014	3
Fiscal 2015	3
Fiscal 2016	3
Fiscal 2017	4
Fiscal 2018 – Fiscal 2022	20

The Company also participates in multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was not material for 2012, 2011 and 2010.

Defined Contribution Retirement Plans—Prior to the Separation, the Company maintained through Tyco several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $22 million, $17 million and $14 million for 2012, 2011 and 2010, respectively. Following the Separation, the Company maintains its own standalone 401(k) matching programs.

Deferred Compensation Plan—Prior to the Separation, the Company maintained through Tyco, a nonqualified Supplemental Savings and Retirement Plan (“SSRP”), which permits eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company’s 401(k) plans and the account balance fluctuates with the investment returns on those funds. Deferred compensation liabilities were $12 million and $11 million as of September 28, 2012 and September 30, 2011, respectively. Deferred compensation expense was not material for 2012, 2011 and 2010, respectively. Following the Separation, the Company maintains its own standalone SSRP for eligible employees.

Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than pensions for its employees. However, certain acquired operations provide these benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide ongoing eligibility for such benefits.

Net periodic postretirement benefit cost was not material for 2012, 2011 and 2010. The Company’s Consolidated and Combined Balance Sheets include postretirement benefit obligations of $5 million as of both September 28, 2012 and September 30, 2011. In addition, the Company recorded net actuarial gains of nil and $1 million within accumulated other comprehensive income included in the Consolidated and Combined Statements of Stockholders’ Equity as of September 28, 2012 and September 30, 2011, respectively.

The Company does not expect to make any material contributions to its postretirement benefit plans in 2013. Benefit payments, including those amounts to be paid and reflecting future expected service are not expected to be material for fiscal 2013 and thereafter.

11.	Share Plans

Incentive Equity Awards Converted from Tyco Awards

Prior to the Separation, all employee incentive equity awards were granted by Tyco. On September 28, 2012, substantially all of Tyco’s outstanding awards were converted into like-kind awards of the Company, Tyco and Pentair. The ADT incentive equity awards issued and the related weighted-average grant-date fair values are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Stock options	7,837,941	$7.78
Restricted stock units	3,169,241	20.86

The conversion of existing Tyco equity awards into ADT equity awards was considered a modification of an award in accordance with the authoritative guidance for share-based payments and affected all employees. As a result, the Company compared the fair value of the award immediately prior to the Separation to the fair value immediately after the Separation to measure incremental compensation cost. The conversion resulted in an increase in the fair value of the awards and, accordingly, the Company recorded non-cash compensation expense, the amount of which was immaterial.

Stock Compensation Plans

Prior to the Separation, the Company adopted the ADT Corporation 2012 Stock Incentive Plan (the “Plan”). The Plan provides for the award of stock options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, restricted stock, deferred stock units, promissory stock and other stock-based awards (collectively, “Awards”). The Plan provides for a maximum of 8 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the Plan.

Total share-based compensation cost recognized during 2012, 2011 and 2010 was $7 million, $9 million and $8 million, respectively, all of which is included in selling, general and administrative expenses. The tax benefit associated with the Company’s share-based compensation arrangements during 2012, 2011 and 2010 was not material.

Stock Options—Options are granted to purchase common shares at prices that are equal to the fair market value of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the Plan. Options granted under the Plan generally vest in equal annual installments over a period of four years and generally expire 10 years after the date of grant. The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model and amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

Details related to the Company’s stock options as of September 28, 2012 are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 28, 2012	7,837,941	$26.97	5.7	$72
Exercisable as of September 28, 2012	4,491,004	$28.78	4.1	$33

As of September 28, 2012, there was approximately $7 million of total unrecognized compensation expense related to non-vested stock options granted under the Company’s share option plan. This expense, net of forfeitures is expected to be recognized over a weighted-average period of approximately 2.6 years. Of the 3.3 million unvested shares, the Company estimates that approximately 3.0 million will vest.

Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. When measuring the fair value immediately before and after the modification, specific consideration is given to the assumptions used in the Black-Scholes option pricing model. Fair value immediately before the modification is measured based on the assumptions of Tyco whereas the fair value of ADT options immediately after the separation is representative of ADT. The weighted-average assumptions used in the Black-Scholes pricing model for options converted on September 28, 2012 were as follows:

Risk-free interest rate	1.01 – 1.21%
Expected life of options (years)	5.5 – 6.5
Expected annual dividend yield	1.42%
Expected stock price volatility	33%

Restricted Stock Units—Restricted stock units are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the Plan. Restrictions on the award generally lapse upon normal retirement, if more than twelve months from the grant date, and death or disability of the employee. Recipients of restricted stock units have no voting rights and receive dividend equivalent units. Dividend equivalent units are subject to forfeiture if the underlying awards do not vest. Included in the total number of restricted stock units issued are approximately 0.6 million deferred stock units, all of which are vested as of September 28, 2012.

The fair market value of restricted stock units, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. Restricted stock units that vest based upon passage of time generally vest over a period of four years. The fair value of restricted stock units was determined based on the closing market price of the underlying stock on the grant date. Restricted stock units that vest dependent upon attainment of various levels of performance that equal or exceed targeted levels generally vest in their entirety three years from the grant date.

As of September 28, 2012, there were approximately 2.6 million shares of non-vested restricted stock units outstanding. These shares had a weighted-average grant-date fair value of $20.86.

As of September 28, 2012, there was $13 million of total unrecognized compensation cost related to non-vested restricted stock units. This expense, net of forfeitures is expected to be recognized over a weighted-average period of approximately 3 years. Of the 2.6 million unvested shares, the Company estimates that approximately 2.4 million will vest.

12.	Equity

Authorized Capital Stock

Immediately following the Separation, the Company’s authorized capital stock consisted of 1,000,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

Shares Outstanding—On September 28, 2012, Tyco completed a distribution of one common share of ADT for every two common shares of Tyco. Following the Separation, the Company had 231,094,332 common shares outstanding at a par value of $0.01 per share.

Dividends—Holders of shares of the Company’s common stock are entitled to receive dividends when, as and if declared by its board of directors out of funds legally available for that purpose. Future dividends are dependent on the Company’s financial condition and results of operations, the capital requirements of its business, covenants associated with debt obligations, legal requirements, regulatory constraints, industry practice and other factors deemed relevant by its board of directors.

Voting Rights—The holders of the Company’s common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the shareholders.

Other Rights—Subject to any preferential liquidation rights of holders of preferred stock that may be outstanding, upon the Company’s liquidation, dissolution or winding-up, the holders of ADT common stock are entitled to share ratably in the Company’s assets legally available for distribution to its shareholders.

Fully Paid—The issued and outstanding shares of the Company’s common stock are fully paid and non-assessable. Any additional shares of common stock that the Company may issue in the future will also be fully paid and non-assessable.

The holders of the Company’s common stock do not have preemptive rights or preferential rights to subscribe for shares of its capital stock.

Preferred Stock

The Company’s certificate of incorporation authorizes its board of directors to designate and issue from time to time one or more series of preferred stock without shareholder approval. The board of directors may fix and determine the preferences, limitations and relative rights of each series of preferred stock. As of September 28, 2012, there were 50,000,000 shares of $0.01 par value preferred stock authorized of which none were outstanding. The Company does not currently plan to issue any shares of preferred stock.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows ($ in millions):

	Currency Translation Adjustments	Retirement Plans(1)	Accumulated Other Comprehensive Income
Balance as of September 25, 2009	$85	$(17)	$68
Pre-tax current period change	12	(1)	11

Balance as of September 24, 2010	97	(18)	79
Pre-tax current period change	3	(5)	(2)
Income tax benefit	—	2	2

Balance as of September 30, 2011	100	(21)	79
Pre-tax current period change	17	(5)	12
Income tax benefit	—	2	2

Balance as of September 28, 2012	$117	$(24)	$93

(1)	The balances of deferred pension losses as of September 28, 2012, September 30, 2011 and September 24, 2010 are reflected net of tax benefit of $15 million, $13 million and $11 million, respectively.

13.	Earnings Per Share

Following the Separation, the Company had 231,094,332 common shares outstanding. This amount has been utilized to calculate earnings per share for the periods prior to the Separation. For all periods presented, the number of common shares outstanding on September 28, 2012 was used as the starting point for calculating weighted-average shares outstanding. For 2012, diluted weighted-average shares outstanding was determined assuming that the Separation occurred on the first day of fiscal 2012. The computation of basic and diluted earnings per share for fiscal 2012, 2011 and 2010 is as follows:

(in millions, except per share amounts)	2012	2011	2010
Basic Earnings Per Share
Numerator:
Net income	$394	$376	$239
Denominator:
Weighted-average shares outstanding	231	231	231
Effect of vested deferred stock units	1	1	1

Basic weighted-average shares outstanding	232	232	232

Basic earnings per share	$1.70	$1.62	$1.03

Diluted Earnings Per Share
Numerator:
Net income	$394	$376	$239
Denominator:
Basic weighted-average shares outstanding	232	232	232
Effect of dilutive securities:
Stock options	2	2	2
Restricted stock	2	2	2

Diluted weighted-average shares outstanding	236	236	236

Diluted earnings per share	$1.67	$1.59	$1.01

The computation of diluted earnings per share in fiscal years 2012, 2011 and 2010 excludes the effect of the potential exercise of options to purchase approximately 0.8 million shares of stock as the effect would have been anti-dilutive.

14.	Restructuring and Asset Impairment Charges, Net

From time to time, the Company will initiate various restructuring actions which result in employee severance, facility exit and other restructuring costs, as described below.

The Company initiated multi-year restructuring programs in 2009 (the “2009 Program”) and in 2011 (the “2011 Program”). Under each of these programs, the Company incurred restructuring and asset impairment charges (reversals), net. Additionally, during 2012 the Company incurred severance and other restructuring charges in conjunction with the Separation. These charges are included in selling, general and administrative expenses, for the fiscal years ended in 2012, 2011 and 2010 and are as follows ($ in millions):

	2012	2011	2010
Separation Related Actions
Employee severance and benefits	$2	$—	$—

Total	$2	$—	$—

2011 Program
Employee severance and benefits	$—	$4	$—
Facility exit and other charges.	2	3	—

Total	$2	$7	$—

2009 Program
Employee severance and benefits	$—	$(8)	$14
Facility exit and other charges.	—	—	4

Total	$—	$(8)	$18

Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the program are as follows ($ in millions):

	Separation Related Actions	2011 Program	2009 Program
Employee severance and benefits	$2	$4	$10
Facility exit and other charges	—	5	4

Total	$2	$9	$14

The rollforward of the reserves from September 30, 2011 to September 28, 2012 is as follows ($ in millions):

	Separation Related Actions	2011 Program	2009 Program	Total
Balance as of September 30, 2011	$—	$2	$1	$3
Charges	2	3	—	5
Reversals	—	(1)	—	(1)
Utilization	(1)	(3)	—	(4)
Reclass / transfers.	—	1	—	1

Balance as of September 28, 2012	$1	$2	$1	$4

The Company also incurred restructuring charges of nil, $1 million and nil for the years ended 2012, 2011 and 2010, respectively, for restructuring actions initiated prior to 2009. The reserve for these actions, which primarily relates to facility exit costs for long-term non-cancelable lease obligations, was $7 million as of September 30, 2011. Upon final assignment of shared assets and liabilities in conjunction with the Separation, it was determined that this liability represented an obligation that would be retained by Tyco.

15.	Geographic Data

Revenues are attributed to individual countries based upon the operating entity that records the transaction. Revenue by geographic area for the years ended September 28, 2012, September 30, 2011 and September 24, 2010 are as follows ($ in millions):

Revenue:	2012	2011	2010
United States	$3,034	$2,905	$2,396
Canada	194	205	195

Total	$3,228	$3,110	$2,591

Long-lived assets by geographic area as of September 28, 2012 and September 30, 2011 are as follows ($ in millions):

Long-lived assets (1):	September 28, 2012	September 30, 2011
United States	$4,390	$4,036
Canada	358	344

Total	$4,748	$4,380

(1)

Long-lived assets are comprised primarily of subscriber system assets, net, property and equipment, net, deferred subscriber acquisition costs, net, and dealer intangibles, net and exclude goodwill, other intangible assets and other assets.

16.	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended September 28, 2012 and September 30, 2011 is as follows ($ in millions, except per share data):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$795	$807	$814	$812
Gross profit	450	458	470	476
Net income	93	105	102	94
Net income per share(1):
Basic	$0.40	$0.45	$0.44	$0.41
Diluted	$0.39	$0.44	$0.43	$0.40

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$765	$768	$783	$794
Gross profit	437	438	450	444
Net income	86	94	103	93
Net income per share(1):
Basic	$0.37	$0.41	$0.44	$0.40
Diluted	$0.36	$0.40	$0.44	$0.39

(1)

The Separation was completed on September 28, 2012, and the Company issued 231 million shares of common stock. This initial share amount has been used to calculate earnings per share for all periods presented. See Note 13 for additional information on earnings per share.

17.	Subsequent Events

The Company has evaluated subsequent events through the time it issued its financial statements on November 27, 2012.

On November 26, 2012, the Company’s board of directors declared a quarterly dividend on its common shares of $0.125 per share. This dividend will be paid on December 18, 2012 to shareholders of record on December 10, 2012. Additionally, on November 26, 2012, the Company’s board of directors approved $2 billion of share repurchases over the next three years.

THE ADT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Other	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year Ended September 24, 2010	$17	$43	$2	$(39)	$23
Year Ended September 30, 2011	23	44	1	(45)	23
Year Ended September 28, 2012	23	50	—	(48)	25