Form 10-Q
period 2012-12-28
ADT Corp
filed 2013-01-31
CIK 1546640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2012
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to

(Commission File Number) 001-35502

The ADT Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4517261
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)
1501 Yamato Road; Boca Raton, Florida (Address of Principal Executive Offices)	33431 (Zip Code)

(561) 988-3600

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                            Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding of the registrant’s common stock, $0.01 par value, was 232,226,642 as of January 23, 2013.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADT CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except share and per share data)

	December 28, 2012	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$382	$234
Accounts receivable trade, less allowance for doubtful accounts of $25 and $25, respectively	81	78
Inventories	44	42
Prepaid expenses and other current assets	77	46
Deferred income taxes	68	40
Total current assets	652	440
Property and equipment, net	215	217
Subscriber system assets, net	1,793	1,744
Goodwill	3,419	3,400
Intangible assets, net	2,844	2,861
Deferred subscriber acquisition costs, net	476	464
Other assets	129	134
Total Assets	$9,528	$9,260

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$2	$2
Accounts payable	143	144
Accrued and other current liabilities	232	181
Deferred revenue	242	245
Total current liabilities	619	572
Long-term debt	2,525	2,525
Deferred subscriber acquisition revenue	696	675
Deferred tax liabilities	239	157
Other liabilities	185	174
Total Liabilities	4,264	4,103

Commitments and contingencies (See Note 8)

Stockholders’ Equity:
Common stock – authorized 1,000,000,000 shares of $0.01 par value; issued and outstanding shares – 232,783,101 as of December 28, 2012 and 231,094,332 as of September 28, 2012	2	2
Additional paid-in capital	5,097	5,062
Retained earnings	76	—
Accumulated other comprehensive income	89	93
Total Stockholders’ Equity	5,264	5,157
Total Liabilities and Stockholders’ Equity	$9,528	$9,260
See Notes to Condensed, Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONDENSED, CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended
	December 28, 2012	December 30, 2011
Revenue	$809	$795
Cost of revenue	336	345
Selling, general and administrative expenses	281	274
Separation costs	6	—
Operating income	186	176
Interest expense	(24)	(22)
Other income	6	—
Income before income taxes	168	154
Income tax expense	(63)	(61)
Net income	$105	$93

Net income per share:
Basic	$0.45	$0.40
Diluted	$0.44	$0.39

Weighted-average number of shares:
Basic	233	232
Diluted	236	236
See Notes to Condensed, Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONDENSED, CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	For the Quarters Ended
	December 28, 2012	December 30, 2011
Net income	$105	$93
Other comprehensive (loss) income:
Foreign currency translation	(4)	3
Total other comprehensive (loss) income, net of tax	(4)	3
Comprehensive income	$101	$96
See Notes to Condensed, Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONDENSED, CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the Quarters Ended December 28, 2012 and December 30, 2011
(in millions)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of September 30, 2011	—	$—	$—	$5,152	$79	$5,231
Total comprehensive income				93	3	96
Change in parent company investment				(49)		(49)
Balance as of December 30, 2011	—	$—	$—	$5,196	$82	$5,278

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of September 28, 2012	231	$2	$5,062	$—	$93	$5,157
Total comprehensive income				105	(4)	101
Dividends declared ($0.125 per share)				(29)		(29)
Common stock repurchases	(1)		(32)			(32)
Exercise of stock options and vesting of restricted stock units	3		27			27
Stock-based compensation expense			4			4
Separation-related adjustments to additional paid-in capital			36			36
Balance as of December 28, 2012	233	$2	$5,097	$76	$89	$5,264
See Notes to Condensed, Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONDENSED, CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the Quarters Ended
	December 28, 2012	December 30, 2011
Cash Flows from Operating Activities:
Net income	$105	$93
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization	227	212
Amortization of deferred subscriber acquisition costs	30	27
Amortization of deferred subscriber acquisition revenue	(32)	(29)
Stock-based compensation expense	4	2
Deferred income taxes	59	61
Provision for losses on accounts receivable and inventory	13	14
Other non-cash items	2	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(17)	(15)
Inventories	(3)	(13)
Accounts payable	—	(2)
Accrued and other liabilities	42	(22)
Income taxes, net	1	(3)
Deferred subscriber acquisition costs	(42)	(15)
Deferred subscriber acquisition revenue	54	32
Other	(34)	(5)
Net cash provided by operating activities	409	337
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(125)	(164)
Subscriber system assets	(122)	(81)
Capital expenditures	(13)	(5)
Acquisition of businesses, net of cash acquired	(16)	—
Net cash used in investing activities	(276)	(250)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	27	—
Repurchases of common stock under approved program	(8)	—
Repurchases of common stock for employee related program	(6)	—
Dividends paid	(29)	—
Proceeds received from Tyco for allocation of funds related to the Separation	32	—
Repayment of long-term debt	(1)	—
Allocated debt activity	—	17
Change in parent company investment	—	(109)
Other	—	1
Net cash provided by (used in) financing activities	15	(91)

Effect of currency translation on cash	—	—

Net increase (decrease) in cash and cash equivalents	148	(4)
Cash and cash equivalents at beginning of period	234	65
Cash and cash equivalents at end of period	$382	$61
See Notes to Condensed, Consolidated and Combined Financial Statements

THE ADT CORPORATION
NOTES TO CONDENSED, CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business—The ADT Corporation (“ADT” or the “Company”), a company incorporated in the state of Delaware, is a leading provider of electronic security, interactive home and business automation and related monitoring services in the United States and Canada.
Separation from Tyco International Ltd.—On September 19, 2011, Tyco International Ltd. (“Tyco” or “Parent”) announced that its board of directors had approved a plan to separate Tyco into three separate, publicly traded companies (the “Separation”), identifying the ADT North American Residential Security Business of Tyco as one of those three companies. In conjunction with the Separation, prior to September 28, 2012, Tyco transferred the equity interests of the entities that held all of the assets and liabilities of its residential and small business security business in the United States and Canada to ADT. Effective on September 28, 2012 (the “Distribution Date”), Tyco distributed all of its shares of ADT to Tyco's stockholders of record as of the close of business on September 17, 2012 (the “Record Date”). On the Distribution Date, each of the stockholders of Tyco received one share of ADT common stock for every two shares of common stock of Tyco held on the Record Date. The Separation was completed pursuant to the Separation and Distribution Agreement, dated as of September 26, 2012, among Tyco and ADT(the “2012 Separation and Distribution Agreement”). After the Distribution Date, Tyco did not beneficially own any shares of ADT common stock.
The Company's Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on September 14, 2012. ADT's common stock began “regular way” trading under the symbol “ADT” on the New York Stock Exchange (“NYSE”) on October 1, 2012.
Basis of Presentation—The Condensed, Consolidated and Combined Financial Statements have been prepared in United States dollars (“USD”) and in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Condensed, Consolidated and Combined Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The interim results reported in these Condensed, Consolidated and Combined Financial Statements should not be taken as indicative of results that may be expected for the entire year. For a more comprehensive understanding of ADT and its Condensed, Consolidated and Combined Financial Statements, please review these condensed interim financial statements in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 28, 2012, which was filed with the SEC on November 27, 2012 ("2012 Form 10-K").
Unless otherwise indicated, references to 2013 and 2012 are to the Company's fiscal quarters ended December 28, 2012 and December 30, 2011, respectively.
The Condensed, Consolidated and Combined Financial Statements reflect the Company's financial position, results of operations and cash flows in conformity with GAAP. The Condensed and Consolidated Balance Sheets as of December 28, 2012 and September 28, 2012 reflect the consolidated financial position of The ADT Corporation and its subsidiaries as an independent publicly-traded company. Additionally, the Company's Condensed, Consolidated and Combined Statements of Operations, Comprehensive Income and Cash Flows for the quarter ended December 28, 2012 reflect ADT's operations and cash flows as a standalone company. Prior to the Separation on September 28, 2012, the Company's financial position, results of operations and cash flows consisted of Tyco's residential and small business security business in the United States, Canada and certain U.S. territories and were derived from Tyco's historical accounting records and presented on a carve-out basis. As such, the Company's Condensed, Consolidated and Combined Statements of Operations, Comprehensive Income and Cash Flows for the quarter ended December 30, 2011 consist of the combined results of operations of the ADT North American Residential Security Business of Tyco.
For periods prior to the Separation, the Company's financial statements included allocations of certain working capital, property and equipment, and operating expense balances. In addition, debt and related interest expense as well as certain general corporate overhead expenses were allocated by Tyco to the Company for the financial statements presented on a carve-out basis. The allocation of corporate overhead expenses from Tyco was based on the relative proportion of either the Company's headcount or revenue to Tyco's consolidated headcount or revenue. Corporate overhead expenses primarily related to centralized corporate functions, including finance, treasury, tax, legal, information technology, internal audit, human resources and risk management functions. During the quarter ended December 30, 2011, the Company was allocated $15 million of general corporate expenses incurred by Tyco which are included within selling, general and administrative expenses in the Condensed, Consolidated and Combined Statement of Operations. The allocation of interest expense from Tyco was based on an assessment of the Company's share of Tyco's external debt using historical data. During the quarter ended December 30, 2011, the Company was allocated $21 million of interest expense incurred by Tyco.
The Company has a 52- or 53-week fiscal year that ends on the last Friday in September. Both fiscal year 2013 and fiscal year 2012 are 52-week years.
The Company conducts business in one operating segment. This segment is identified by the Company based on how resources are allocated and operating decisions are made.
The Company conducts business through its operating entities. All intercompany transactions have been eliminated. The results of companies acquired during the period are included in the Condensed, Consolidated and Combined Financial Statements from the effective date of acquisition.
Separation Costs—During the quarter ended December 28, 2012, the Company incurred approximately $6 million in charges directly related to the Separation, which are reflected in separation costs in the Company's Condensed, Consolidated and Combined Statement of Operations.
Other Income—During the quarter ended December 28, 2012, the Company recorded income of approximately $6 million related to the 2012 Tax Sharing Agreement, which was entered into in conjunction with the Separation. This income is reflected in other income in the Company's Condensed, Consolidated and Combined Statement of Operations. See Note 8 for further information.
Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. Specifically, the Company has reported amortization of deferred subscriber acquisition costs separately on the Condensed, Consolidated and Combined Statements of Cash Flows.
Inventories—Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value. Inventories consisted of the following ($ in millions):

	December 28, 2012	September 28, 2012
Work in progress	$4	$6
Finished goods	40	36
Inventories	$44	$42
Financial Instruments—The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. Included in cash and cash equivalents as of December 28, 2012 and September 28, 2012 is approximately $331 million and $187 million, respectively, of available-for-sale securities, representing cash invested in money market mutual funds. These investments are classified as “Level 1” for purposes of fair value measurement, which is performed each reporting period. The fair value of cash and cash equivalents, including the money market mutual funds, accounts receivable and accounts payable approximated book value as of December 28, 2012 and September 28, 2012 because of their short-term nature.
The fair value of the Company's unsecured notes is determined using prices for ADT's securities obtained from multiple external pricing services, which is considered a Level 2 input. The carrying value and fair value of the Company's debt that is subject to fair value disclosures as of December 28, 2012 and September 28, 2012 is as follows ($ in millions):

	December 28, 2012		September 28, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
2.250% notes due July 2017	$749	$737	$749	$766
3.500% notes due July 2022	998	980	998	1,038
4.875% notes due July 2042	742	721	742	798
Total	$2,489	$2,438	$2,489	$2,602
Guarantees—As of December 28, 2012, the Company had $16 million in standby letters of credit related to its insurance programs. The Company had no letters of credit as of September 28, 2012.
Recently Adopted Accounting Pronouncements—In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for the presentation of comprehensive income. The guidance amended the reporting of Other Comprehensive Income (“OCI”) by eliminating the option to present OCI as part of the statement of stockholders' equity. The amendment does not impact the accounting for OCI, but does impact its presentation in the Company's Condensed, Consolidated and Combined Financial Statements. The guidance requires that items of net income and OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements which include total net income and its components, consecutively followed by total OCI and its components to arrive at total comprehensive income. In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. The guidance became effective for the Company in the first fiscal quarter of 2013. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.
In September 2011, the FASB issued authoritative guidance which amends the process of testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (defined as having a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the traditional two step goodwill impairment test is unnecessary. If an entity concludes otherwise, it would be required to perform the first step of the two step goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test. However, an entity has the option to bypass the qualitative assessment in any period and proceed directly to step one of the impairment test. The guidance became effective for the Company in the first quarter of fiscal year 2013. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.
In July 2012, the FASB issued authoritative guidance which amends the process of testing indefinite-lived intangible assets for impairment. This guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (defined as having a likelihood of more than fifty percent) that the indefinite-lived intangible asset is impaired. If an entity determines it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity will have an option not to calculate the fair value of an indefinite-lived asset annually. The guidance became effective for the Company in the first quarter of fiscal year 2013. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.
2. Acquisitions
Dealer Generated Customer Accounts and Bulk Account Purchases
During the quarters ended December 28, 2012 and December 30, 2011, the Company paid $125 million and $164 million, respectively, for customer contracts for electronic security services. Customer contracts generated under the ADT dealer program during the quarters ended December 28, 2012 and December 30, 2011, totaled approximately 100,000 and 136,000, respectively.
Acquisitions
During the quarter ended December 28, 2012, the Company completed the acquisition of Absolute Security, which had been an ADT authorized dealer, with $16 million of cash paid in the period. This acquisition was not material to the Company's financial statements. There were no acquisitions made by the Company during the quarter ended December 30, 2011.
3. Goodwill and Other Intangible Assets
Goodwill

Annually, in the fiscal fourth quarter, and more frequently if events or changes in business circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value, the Company tests goodwill for impairment by comparing the fair value of the Company's reporting unit with its carrying amount. Fair value of the Company's reporting unit is determined utilizing a discounted cash flow analysis based on the Company's forecast cash flows discounted using an estimated weighted-average cost of capital of market participants. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flows and other market data.

The changes in the carrying amount of goodwill as of December 28, 2012 and September 28, 2012 are as follows ($ in millions):

Balance as of September 28, 2012	$3,400
Acquisitions	20
Currency translation	(1)
Balance as of December 28, 2012	$3,419

Balance as of September 30, 2011	$3,395
Currency translation	5
Balance as of September 28, 2012	$3,400

Other Intangible Assets

The following table sets forth the gross carrying amounts and accumulated amortization of the Company's other intangible assets as of December 28, 2012 and September 28, 2012 ($ in millions):

	December 28, 2012		September 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$7,335	$4,497	$7,247	$4,392
Other	12	6	12	6
Total	$7,347	$4,503	$7,259	$4,398
Changes in the net carrying amount of contracts and related customer relationships for as of December 28, 2012 and September 28, 2012 are as follows ($ in millions):

Balance as of September 28, 2012	$2,855
Customer contract additions, net of dealer charge-backs	125
Amortization	(140)
Currency translation	(2)
Balance as of December 28, 2012	$2,838

Balance as of September 30, 2011	$2,749
Customer contract additions, net of dealer charge-backs	642
Amortization	(544)
Currency Translation	8
Balance as of September 28, 2012	$2,855

Other than goodwill, the Company does not have any other indefinite-lived intangible assets as of December 28, 2012 and September 28, 2012. Intangible asset amortization expense for the quarters ended December 28, 2012 and December 30, 2011 was $140 million and $134 million, respectively. The estimated aggregate amortization expense for intangible assets is expected to be approximately $396 million for the remainder of 2013, $459 million for 2014, $390 million for 2015, $330 million for 2016, $278 million for 2017 and $991 million for 2018 and thereafter.
4. Equity
Dividends
On November 26, 2012, the Company's board of directors declared a quarterly dividend on ADT's common stock of $0.125 per share. This dividend was paid on December 18, 2012 to stockholders of record on December 10, 2012.

Share Repurchase Program
On November 26, 2012, the Company's board of directors approved $2 billion of share repurchases over the next three years. Pursuant to this approval, we initiated a $100 million share repurchase plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”). During December 2012, the Company repurchased 0.6 million shares of its common stock at an average price of $45.27 per share under the 10b5-1 Plan. These repurchases totaled approximately $26 million, with $8 million paid in cash during the period. These repurchases were treated as effective retirements of the purchased shares and therefore reduced reported shares issued and outstanding by the number of shares repurchased. In addition, the Company recorded the excess of the purchase price over the par value of the common stock as a reduction to additional paid-in capital.
Other
During the quarter ended December 28, 2012, the Company made adjustments to additional paid-in capital, which primarily resulted from the receipt of cash from Tyco related to the allocation of funds in accordance with the 2012 Separation and Distribution Agreement.
5. Retirement Plans
Defined Benefit Pension Plan
The Company sponsors one noncontributory defined benefit retirement plan covering certain of its U.S. employees. This plan was frozen during fiscal year 2011. The net periodic benefit cost for this plan was not material for the quarters ended December 28, 2012 and December 30, 2011.
The estimated net actuarial loss for the pension benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the current fiscal year is expected to be $1 million.
The Company's funding policy is to make contributions in accordance with U.S. laws as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plan in fiscal year 2013 of $2 million. During the quarter ended December 28, 2012, the Company did not make any contributions to its pension plan.
Prior to the Separation, the plan was a commingled plan and included plan participants of other Tyco subsidiaries. Therefore, for the quarter ended December 30, 2011, the Company recorded its portion of the commingled plan expense and the related obligations, which had been actuarially determined based on the Company's specific benefit formula by participant and allocated plan assets. In conjunction with the Separation, the plan was legally separated, and assets were reallocated based on the ERISA prescribed calculation.
Postretirement Benefit Plans
Net periodic postretirement benefit cost was not material for the quarters ended December 28, 2012 and December 30, 2011.
6. Share Plans
During the quarter ended December 28, 2012, ADT issued its annual stock-based compensation grants to Company employees. The total number of awards issued was approximately 1.4 million, of which 0.9 million were stock options, 0.3 million were restricted stock units and 0.2 million were performance stock units. The weighted-average grant-date fair value of the stock options, restricted stock units and performance stock units was $13.29, $45.90 and $45.90, respectively.
7. Income Taxes
Unrecognized Tax Benefits
The Company did not have a significant change to its unrecognized tax benefits during the quarter ended December 28, 2012. The Company's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. The Company does not anticipate that the total amount of the unrecognized tax benefits will change significantly within the next twelve months.
Effective Tax Rate
The Company's income tax expense for the quarter ended December 28, 2012 totaled $63 million, resulting in an effective tax rate for the period of 37.5%. The effective tax rate reflects the impact of a discrete charge of $5.6 million due to a California legislative change enacted on November 6, 2012, offset by a favorable impact resulting from $6.4 million in non-taxable other income. See Note 8 for more information on other income. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.

8. Commitments and Contingencies
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
Broadview Security Contingency
On May 14, 2010, the Company acquired Broadview Security, a business formerly owned by The Brink's Company. Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the “Coal Act”), The Brink's Company and its majority-owned subsidiaries at July 20, 1992 (including certain legal entities acquired in the Broadview Security acquisition) are jointly and severally liable with certain of The Brink's Company's other current and former subsidiaries for health care coverage obligations provided for by the Coal Act. A Voluntary Employees' Beneficiary Associate (“VEBA”) trust has been established by The Brink's Company to pay for these liabilities, although the trust may have insufficient funds to satisfy all future obligations. At the time of its spin-off from The Brink's Company, Broadview Security entered into an agreement in which The Brink's Company agreed to indemnify it for any and all liabilities and expenses related to The Brink's Company's former coal operations, including any health care coverage obligations. The Brink's Company has agreed that this indemnification survives the Company's acquisition of Broadview Security. The Company has evaluated its potential liability under the Coal Act as a contingency in light of all known facts, including the funding of the VEBA, and indemnification provided by The Brink's Company. The Company has concluded that no accrual is necessary due to the existence of the indemnification and its belief that The Brink's Company and VEBA will be able to satisfy all future obligations under the Coal Act.
ADT Dealer Litigation
As previously reported, in 2002, a number of former dealers and related parties have filed lawsuits against the Company in the United States and in other countries, including a class action lawsuit filed in the District Court of Arapahoe County, Colorado, alleging breach of contract and other claims related to the Company's decision to terminate certain authorized dealers in 2002 and 2003. In February 2010, the Court granted a directed verdict in the Company's favor dismissing a number of the plaintiffs' key claims. Upon appeal, the Colorado Court of Appeals affirmed the verdict in the Company's favor in October 2011. The parties agreed to settle this matter in April 2012 with no cash consideration being paid by either side, and the settlement was approved by the court.
Telephone Consumer Protection Act
The Company has been named as a defendant in two putative class actions that were filed on behalf of purported classes of persons who claim to have received unsolicited “robocalls” in contravention of the U.S. Telephone Consumer Protection Act (“TCPA”). These lawsuits were brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received such unsolicited calls, claiming that millions of calls were made by third party entities on the Company's behalf. The Company asserts that such entities were not retained by, nor authorized to make calls on behalf of, the Company. The Company has entered into a preliminary agreement to settle this litigation, and is in the process of preparing definitive settlement documentation. During fiscal year 2012, the Company increased its legal reserves by $15 million to reflect this development. The settlement is subject to the completion of satisfactory settlement documentation and approval of the District Court.
Income Tax Matters
In connection with the Separation from Tyco, the Company entered into a tax sharing agreement (the “2012 Tax Sharing Agreement”) with Tyco and Pentair Ltd., formerly Tyco Flow Control International, Ltd. (“Pentair”) that governs the rights and obligations of ADT, Tyco and Pentair for certain pre-Separation tax liabilities, including Tyco's obligations under the tax sharing agreement among Tyco, Covidien Ltd. (“Covidien”), and TE Connectivity Ltd. (“TE Connectivity”) entered into in 2007 (the “2007 Tax Sharing Agreement”). ADT is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement's sharing formulae. Tyco and Pentair are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement's sharing formulae.

In conjunction with the Separation, substantially all of Tyco's outstanding equity awards were converted into like-kind awards of ADT, Tyco and Pentair. Pursuant to the terms of the 2012 Separation and Distribution Agreement, each of the three companies is responsible for issuing its own shares upon employee exercises of stock option awards or vesting of restricted stock units. However, the 2012 Tax Sharing Agreement provides that any allowable compensation tax deduction for such awards is to be claimed by the employee's current employer. The 2012 Tax Sharing Agreement requires the employer claiming a tax deduction for shares issued by the other companies to pay a percentage of the allowable tax deduction to the company issuing the equity. As a result, during the quarter ended December 28, 2012, the Company recorded a net receivable of $6.4 million due from Tyco and Pentair, the offset of which is reflected as other income in the Company's Condensed, Consolidated and Combined Statement of Operations.
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
9. Earnings Per Share
Following the Separation, the Company had 231,094,332 common shares outstanding. This amount has been utilized to calculate earnings per share for the periods prior to the Separation. For the quarter ended December 30, 2011, the number of common shares outstanding on September 28, 2012 was used as the starting point for calculating weighted-average shares outstanding. Additionally, diluted weighted-average shares outstanding for the quarter ended December 30, 2011, was determined assuming that the Separation occurred on the first day of fiscal year 2012. The computation of basic and diluted earnings per share for the quarters ended December 28, 2012 and December 30, 2011 is as follows:

	For the Quarters Ended
(in millions, except per share amounts)	December 28, 2012	December 30, 2011
Basic Earnings Per Share
Numerator:
Net income	$105	$93
Denominator:
Weighted-average shares outstanding	233	231
Effect of vested deferred stock units	—	1
Basic weighted-average shares outstanding	233	232

Basic earnings per share	$0.45	$0.40

	For the Quarters Ended
(in millions, except per share amounts)	December 28, 2012	December 30, 2011
Diluted Earnings Per Share
Numerator:
Net income	$105	$93
Denominator:
Basic weighted-average shares outstanding	233	232
Effect of dilutive securities:
Stock options	2	2
Restricted stock	1	2
Diluted weighted-average shares outstanding	236	236

Diluted earnings per share	$0.44	$0.39

The computation of diluted earnings per share in the quarters ended December 28, 2012 and December 30, 2011 excludes the effect of the potential exercise of options to purchase approximately 0.9 million shares and 0.8 million shares, respectively, of stock as the effect would have been anti-dilutive.
10. Restructuring and Asset Impairment Charges, Net
From time to time, the Company will initiate various restructuring actions which result in employee severance, facility exit and other restructuring costs, as described below. In 2011, the Company initiated a multi-year restructuring program (the “2011 Program”), and in the fourth fiscal quarter of 2012, the Company initiated restructuring actions in conjunction with the Separation. Under these programs, the Company has incurred restructuring and asset impairment charges (reversals), net, which are included in selling, general and administrative expenses in the Company's Condensed, Consolidated and Combined Statements of Operations. A summary of these charges for the quarters ended December 28, 2012 and December 30, 2011 is as follows ($ in millions):

	For the Quarters Ended
	December 28, 2012	December 30, 2011
Facility exit and other charges	$—	$2
Total	$—	$2
Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the program are as follows ($ in millions):

	Separation Related Actions	2011 Program	2009 Program
Employee severance and benefits	$2	$4	$10
Facility exit and other charges	—	5	4
Total	$2	$9	$14
The rollforward of the reserves from September 28, 2012 to December 28, 2012 is as follows ($ in millions):

	Separation Related Actions	2011 Program	2009 Program	Total
Balance as of September 28, 2012	$1	$2	$1	$4
Utilization	—	—	(1)	(1)
Balance as of December 28, 2012	$1	$2	$—	$3
11. Subsequent Events
On January 10, 2013, the Company's board of directors declared a quarterly dividend on ADT's common stock of $0.125 per share. This dividend will be paid on February 20, 2013 to stockholders of record on January 30, 2013.
On January 14, 2013, the Company issued $700 million aggregate principal amount of 4.125% senior notes due 2023 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended. Net cash proceeds from the issuance of this term indebtedness totaled approximately $694 million and will be primarily used for the repurchase of outstanding shares of ADT's common stock. Any net proceeds not used for share repurchases are intended to be used for general corporate purposes. Interest is payable on June 15 and December 15 of each year, commencing on June 15, 2013. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date. As part of the notes issuance, the Company entered into an exchange and registration rights agreement with the initial purchasers of the notes and is obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, or provide a shelf registration statement to cover resales of such notes if the exchange offer is not complete within 365 days after closing.
During January 2013, the Company repurchased 1.6 million shares of ADT's common stock under the 10b5-1 Plan initiated in December 2012 for a total cost of approximately $74 million. The 10b5-1 Plan was completed on January 23, 2013, and on January 29, 2013, the Company entered into an accelerated share repurchase agreement under which it will repurchase approximately $600 million of ADT's common stock. This accelerated share repurchase program will be funded with proceeds from the Company's recently completed debt offering. The actual number of shares repurchased will be determined upon completion of the program, which is expected to occur by July 26, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following discussion should be read in conjunction with our Condensed, Consolidated and Combined Financial Statements and the notes thereto, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 28, 2012, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on November 27, 2012 (the "2012 Form 10-K"). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those provided in Item 1A. Risk Factors and under the heading “Cautionary Statement Regarding Forward-Looking Statements” below.
The Condensed, Consolidated and Combined Financial Statements include our combined operations, assets and liabilities and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). As part of a plan to separate into three independent companies, on or prior to September 28, 2012, Tyco transferred the equity interests of the entities that held all of the assets and liabilities of its residential and small business security business in the United States and Canada to ADT (the “Separation”). Our Condensed and Consolidated Balance Sheets as of December 28, 2012 and September 28, 2012 reflect the consolidated financial position of The ADT Corporation and its subsidiaries as an independent publicly-traded company. Additionally, our Condensed, Consolidated and Combined Statements of Operations, Comprehensive Income and Cash Flows for the quarter ended December 28, 2012 reflect our operations and cash flows as a standalone company. Prior to the Separation on September 28, 2012, our financial position, results of operations and cash flows consisted of Tyco's residential and small business security business in the United States, Canada and certain U.S. territories and have been derived from Tyco's historical accounting records and presented on a carve-out basis. As such, our Condensed, Consolidated and Combined Statements of Operations, Comprehensive Income and Cash Flows for the quarter ended December 30, 2011 consist of the combined results of operations of the ADT North American Residential Security Business of Tyco.
We conduct business through our operating entities and report financial and operating information in one reportable segment. We have a 52- or 53-week fiscal year that ends on the last Friday in September. Both fiscal year 2013 and fiscal year 2012 are 52-week years.
Business Overview
ADT is a leading provider of electronic security, interactive home and business automation and related monitoring services. We currently serve more than six million customers, making us the largest company of our kind in both the United States and Canada.
Our subscriber-based business requires significant upfront costs to generate new customers, which in turn provide predictable recurring revenue generated from monthly monitoring fees. In any period, our business results will be impacted by a number of factors including: customer additions, costs associated with adding new customers, average revenue per customer, costs related to providing services to customers and customer tenure. We manage our business to optimize these key factors. We focus on investing wisely in each of our customer acquisition channels to grow our account base in a cost effective manner and generate positive future cash flows and attractive margins. We also focus on “Creating Customers for Life” by maintaining consistently high levels of customer satisfaction, which increases customer tenure and improves profitability.
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
Recurring Customer Revenue. Recurring customer revenue is generated by contractual monthly recurring fees for monitoring and other recurring services provided to our customers. Our other revenue consists of revenue associated with sale of equipment, deferred revenue related to upfront installations fees, non-routine repair and maintenance services and customer termination charges.
Average Revenue per Customer. Average revenue per customer measures the average amount of recurring revenue per customer per month, and is calculated based on the recurring revenue under contract at the end of the period, divided by the total number of customers under contract at the end of the period.
Cost to Serve Expenses. Cost to serve expenses represent the cost of providing services to our customers reflected in our Condensed, Consolidated and Combined Statements of Operations and include costs associated with service calls for customers who have maintenance contracts, costs of monitoring, call center customer service and guard response, partnership commissions and continuing equity programs, bad debt expense and general and administrative expenses. Recurring customer revenue less cost to serve expenses represents our recurring revenue margin.
Gross Subscriber Acquisition Cost Expenses. Gross subscriber acquisition cost expenses represent the cost of acquiring new customers reflected in our Condensed, Consolidated and Combined Statements of Operations and include advertising, marketing, and both direct and indirect selling costs for all new accounts as well as sales commissions and installation costs.
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

Results of Operations
(in millions, except as otherwise indicated)

	For the Quarters Ended
	December 28, 2012	December 30, 2011
Recurring customer revenue	$744	$708
Other revenue	65	87
Total revenue	809	795
Operating income	186	176
Interest expense, net	(24)	(22)
Other income	6	—
Income tax expense	(63)	(61)
Net income	$105	$93

Summary Cash Flow Data:
Net cash provided by operating activities	$409	$337
Net cash used in investing activities	(276)	(250)
Net cash provided by (used in) financing activities	15	(91)

Key Performance Indicators:
Ending number of customers (thousands)	6,428	6,394
Gross customer additions (thousands)	257	295
Customer attrition rate (percent)	13.8%	13.0%
Average revenue per customer (dollars)	$39.27	$37.51
Cost to serve expenses	$241	$239
Gross subscriber acquisition cost expenses	$111	$134
EBITDA	$417	$386
FCF	$149	$87
As mentioned above, we manage our business to optimize a number of factors including: customer additions, costs associated with adding new customers, average revenue per customer, costs related to providing services to customers and customer tenure. In order to understand how these key factors impact our Condensed, Consolidated and Combined Statements of Operations, we consider the following components of our expenses: cost to serve expenses, gross subscriber acquisition cost expenses and depreciation and amortization. The following tables reflect the location of these costs in our Condensed, Consolidated and Combined Statements of Operations for the quarters ended December 28, 2012 and December 30, 2011:

	For the Quarter Ended December 28, 2012
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$98	$143	$241
Gross subscriber acquisition cost expenses	13	98	111
Depreciation and amortization	217	40	257
Other	8	—	8
Total	$336	$281	$617

	For the Quarter Ended December 30, 2011
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$90	$149	$239
Gross subscriber acquisition cost expenses	45	89	134
Depreciation and amortization	203	36	239
Other	7	—	7
Total	$345	$274	$619

Quarter Ended December 28, 2012 Compared with Quarter Ended December 30, 2011
Revenue
Revenue of $809 million increased by $14 million, or 1.8%, for the quarter ended December 28, 2012 as compared with the quarter ended December 30, 2011, as a result of growth in recurring customer revenue, which increased by $36 million, or 5.1%. The majority of this increase was related to higher average revenue per customer, with less than 1% due to growth in customer accounts, net of attrition. The increase in recurring customer revenue was partially offset by a reduction of $22 million, or 25.3%, in other revenue due to the mix shift toward more ADT-owned systems rather than outright system sales, increasing deferred revenue and reducing current period installation revenue.
Average revenue per customer increased by $1.76, or 4.7%, as of December 28, 2012 compared with December 30, 2011. Approximately 65% of the growth in average revenue per customer resulted from price escalations, with the remaining 35% resulting from a richer mix from new customer additions, including increased take rates on ADT Pulse.
Gross customer additions fell by 38,000, or 12.9%, for the quarter ended December 28, 2012, as compared with the quarter ended December 30, 2011, as a result of lower dealer channel production as well as the impact of Hurricane Sandy. Net of attrition, our ending number of customers grew by 34,000, or 0.5%, from December 30, 2011 to December 28, 2012. Our annualized customer attrition as of December 28, 2012 was 13.8% compared with 13.0% as of December 30, 2011. Despite some pressure on disconnects from Hurricane Sandy, attrition remained flat from September 28, 2012. We continue to focus on high quality service and our disciplined customer selection process in order to limit customer attrition.
Operating Income
Operating income of $186 million increased by $10 million, or 5.7%, for the quarter ended December 28, 2012 as compared with the quarter ended December 30, 2011. Operating margin was 23.0% for the quarter ended December 28, 2012 compared with 22.1% for the quarter ended December 30, 2011. Operating expenses for the quarter ended December 28, 2012, which included $6 million of non-recurring costs related to the Separation, totaled $623 million, up 0.6% or $4 million as compared with the quarter ended December 30, 2011. The increase in operating expenses includes $18 million in higher depreciation and amortization expense related to our subscriber system assets and dealer generated accounts. Cost to serve expenses totaled $241 million for the quarter ended December 28, 2012 as compared to $239 million for the quarter ended December 30, 2011. Cost to serve expenses for the quarter ended December 30, 2011 include integration costs related to the acquisition of Broadview Security of $5 million and restructuring related expenses of approximately $2 million. After considering these items, cost to serve expenses increased by approximately $9 million for the quarter ended December 28, 2012 as compared with the quarter ended December 30, 2011. This increase was a result of higher customer service and maintenance expenses, which was driven by account growth, $4 million in dis-synergies associated with the separation of our business from the commercial security business of Tyco and expenses of approximately $2 million from Hurricane Sandy. The overall increase in operating expenses was partially offset by a $23 million reduction in gross subscriber acquisition cost expenses. This decrease resulted from the deferral of a higher proportion of upfront installation costs associated with the mix shift toward more ADT-owned systems.
Interest Expense, net
Net interest expense was $24 million for the quarter ended December 28, 2012 compared with $22 million for the quarter ended December 30, 2011. Interest expense for the quarter ended December 30, 2011 includes allocated interest expense related to Tyco's external debt of $21 million.
Income Tax Expense
Income tax expense of $63 million increased $2 million for the quarter ended December 28, 2012 as compared with the quarter ended December 30, 2011, while the effective tax rate fell to 37.5%. The effective tax rate reflects the impact of a discrete charge of $5.6 million due to a California legislative change enacted on November 6, 2012, offset by a favorable impact resulting from $6.4 million in non-taxable other income. See Note 8 to the Condensed, Consolidated and Combined Financial Statements for more information on other income. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
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
Furthermore, FCF adjusts for cash items that are ultimately within management's and the board of directors' discretion to direct and therefore may imply that there is less or more cash that is available for our programs than the most comparable GAAP measure. This limitation is best addressed by using FCF in combination with the GAAP cash flow numbers.
The tables below reconcile EBITDA to net income and FCF to cash flows from operating activities.
EBITDA

	For the Quarters Ended
(in millions)	December 28, 2012	December 30, 2011
Net income	$105	$93
Interest expense, net	24	22
Income tax expense	63	61
Depreciation and intangible asset amortization	227	212
Amortization of deferred subscriber acquisition costs	30	27
Amortization of deferred subscriber acquisition revenue	(32)	(29)
EBITDA	$417	$386
EBITDA of $417 million increased $31 million, or 8.0%, for the quarter ended December 28, 2012, as compared with the same period of the prior year. The increase was primarily due to the impact of higher recurring customer revenue.
FCF

	For the Quarters Ended
(in millions)	December 28, 2012	December 30, 2011
Net cash provided by operating activities	$409	$337
Dealer generated customer accounts and bulk account purchases	(125)	(164)
Subscriber system assets	(122)	(81)
Capital expenditures	(13)	(5)
FCF	$149	$87

For the quarter ended December 28, 2012, FCF increased $62 million compared with the quarter ended December 30, 2011. This increase was primarily due to an increase of $72 million in net cash provided by operating activities, which primarily resulted from higher EBITDA and improvements in working capital, and a decrease of $39 million in cash paid for dealer generated customer accounts and bulk account purchases. These factors were partially offset by an increase of $41 million in internally generated subscriber systems and an increase of $8 million in capital expenditures.
Liquidity and Capital Resources
Liquidity and Cash Flow Analysis
Significant factors driving our liquidity position include cash flows generated from operating activities and investments in internally generated subscriber systems and dealer generated customer accounts. Our cash flows from operations includes cash received from monthly recurring revenue and upfront installation fees received from customers, less cash costs to provide services to our customers, including general and administrative costs, and certain costs, associated with acquiring new customers. Historically, we have generated and expect to continue to generate positive cash flow from operations. Prior to the Separation, our cash was regularly “swept” by Tyco at its discretion in conjunction with its centralized approach to cash management and financing of operations. Transfers of cash both to and from Tyco's cash management system are reflected as changes in parent company investment in the Condensed, Consolidated and Combined Statement of Cash Flows for the quarter ended December 30, 2011.
Liquidity
At December 28, 2012, we had $382 million in cash and equivalents and another $750 million available under our revolving credit facility. As of December 28, 2012, we had not borrowed under our revolving credit facility. Our primary future cash needs are centered on operating activities, working capital, capital expenditures and strategic investments. In addition, we intend to use cash to repurchase shares of our common stock. We believe our cash position, amounts available under our revolving credit facility and cash provided by operating activities will be adequate to cover our operational and business needs in the foreseeable future.
On January 14, 2013, we issued $700 million aggregate principal amount of 4.125% senior notes due 2023 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended. Net cash proceeds from the issuance of this term indebtedness totaled approximately $694 million and will be primarily used for the repurchase of outstanding shares of ADT's common stock. Any net proceeds not used for share repurchases are intended to be used for general corporate purposes. Interest is payable on June 15 and December 15 of each year, commencing on June 15, 2013. We may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
Share Repurchases
On November 26, 2012, our board of directors approved $2 billion of share repurchases over a three year period. Pursuant to this approval, we initiated a $100 million share repurchase plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”). During December 2012, we repurchased 0.6 million shares of our common stock under this plan for a total cost of approximately $26 million. Additionally, during January 2013, we repurchased 1.6 million shares of our common stock under this plan for a total cost of approximately $74 million. The 10b5-1 Plan was completed on January 23, 2013, and on January 29, 2013, we entered into an accelerated share repurchase agreement under which we will repurchase approximately $600 million of our common stock. This accelerated share repurchase program, which will be funded with proceeds from our recently completed debt offering, is expected to result in an immediate reduction in our common stock outstanding of approximately ten million shares. The actual number of shares repurchased will be determined upon completion of the program, which is expected to occur by July 26, 2013.
Dividends
On November 26, 2012, our board of directors declared a quarterly dividend on our common stock of $0.125 per share. This dividend was paid on December 18, 2012 to shareholders of record on December 10, 2012. On January 10, 2013, our board of directors declared a quarterly dividend on our common stock of $0.125 per share. This dividend will be paid on February 20, 2013 to stockholders of record on January 30, 2013. We currently anticipate that all of these dividends will likely represent a return of capital to our stockholders.
Cash Flows from Operating Activities
For the quarters ended December 28, 2012 and December 30, 2011, we reported net cash provided by operating activities of $409 million and $337 million, respectively. See discussion of changes in net cash provided by operating activities included in FCF under “—Results of Operations—Non-GAAP Measures.”

Cash Flows from Investing Activities

	For the Quarters Ended
(in millions)	December 28, 2012	December 30, 2011
Net cash used in investing activities	$(276)	$(250)
In order to maintain and grow our customer base and to expand our infrastructure, we typically reinvest the cash provided by our operating activities into our business. These investments are intended to generate new customer accounts, enhance the overall customer experience, improve productivity of our field workforce and support greater efficiency of our back office systems and our customer care centers. For the quarters ended December 28, 2012 and December 30, 2011, our investing activities included cash paid for subscriber system asset additions and capital expenditures totaling $135 million and $86 million, respectively. Additionally, during the quarters ended December 28, 2012 and December 30, 2011, we paid $125 million and $164 million, respectively, for customer contracts for electronic security services. Customer contracts generated under the ADT dealer program during the quarters ended December 28, 2012 and December 30, 2011 totaled approximately 100,000 and 136,000, respectively. Finally, during the quarter ended December 28, 2012, we acquired Absolute Security which resulted in net cash paid of $16 million during the period.
Cash Flows from Financing Activities

	For the Quarters Ended
(in millions)	December 28, 2012	December 30, 2011
Net cash provided by (used in) financing activities	$15	$(91)
For the quarter ended December 28, 2012, the net cash provided by financing activities was primarily the result of $32 million in funds received from Tyco and $27 million in proceeds from the exercise of stock options. The proceeds received from Tyco relate to the allocation of funds between the companies as outlined in the Separation and Distribution Agreement between Tyco and ADT. During the quarter ended December 28, 2012, we paid dividends on our common stock of $29 million and paid cash for share repurchases of $14 million. We repurchased 0.6 million shares of our common stock for a total cost of approximately $26 million, with $8 million paid in cash during the period. Additionally, we paid $6 million for share repurchases related to shares purchased from employees to cover tax withholdings. For the quarter ended December 30, 2011, the net cash used in financing activities was primarily the result of changes in parent company investment of ($109) million and allocated debt activity of $17 million.
Off-Balance Sheet Arrangements
As of December 28, 2012, we had $16 million in standby letters of credit related to our insurance programs. We had no off-balance sheet arrangements as of September 28, 2012.
Critical Accounting Policies and Estimates
The preparation of the Condensed, Consolidated and Combined Financial Statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for revenue recognition, depreciation and amortization methods of security monitoring-related assets, loss contingencies, acquisitions, goodwill and indefinite-lived intangible assets, long-lived assets and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During fiscal 2013, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated and Combined Financial Statements and accompanying notes contained in our 2012 Form 10-K. See Note 1 to the Condensed, Consolidated and Combined Financial Statements for information about recently adopted and recently issued accounting pronouncements.
Cautionary Statement Regarding Forward-Looking Statements
This Report contains certain information that may constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding business strategies, market potential, future financial performance, the effects of the separation of ADT from Tyco and other matters, are forward-looking. Without limiting the generality of the preceding sentence, any time we use the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "continue" and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure discussed in the 2012 Form 10-K.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures. Each reporting period, the Company carries out an evaluation, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on management's evaluation, our CEO and CFO concluded that, as of December 28, 2012, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
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
Other than those noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
We have been named as a defendant in two putative class actions that were filed on behalf of purported classes of persons who claim to have received unsolicited “robocalls” in contravention of the U.S. Telephone Consumer Protection Act (“TCPA”). These lawsuits were brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received such unsolicited calls, claiming that millions of calls were made by third party entities on our behalf. We assert that such entities were not retained by us nor authorized to make calls on our behalf. These matters have been consolidated in the United States District Court for the Northern District of Illinois into one civil action. We have entered into a preliminary agreement to settle this litigation, and are in the process of preparing definitive settlement documentation. During fiscal year 2012, we increased our legal reserves by $15 million to reflect this development. The settlement is subject to the completion of satisfactory settlement documentation and approval of the District Court.
In addition, we are subject to various claims and lawsuits in the ordinary course of our business, including from time to time contractual disputes, product and general liability claims, claims that we have infringed the intellectual property rights of others, claims related to alleged security system failures and consumer class actions. We have recorded accruals for losses that we believe are probable to occur and are reasonably estimable. See Note 8 to the Condensed, Consolidated and Combined Financial Statements for further information. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.
ADT's significant business risks are described in Part I, Item 1A. in our 2012 Form 10-K. Management does not believe that there have been any material changes in our risk factors from those previously disclosed in the 2012 Form 10-K.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
09/29/12 - 10/26/12	160,048	$36.66	—	$—
10/27/12 - 11/30/12	—	$—	—	$2,000,000,000
12/01/12 - 12/28/12	569,184	$45.23	566,948	$1,974,336,579
Total	729,232	$43.35	566,948	$1,974,336,579

(1)	Includes shares withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted stock units.

(2)	On November 26, 2012, the Company's board of directors approved $2 billion of share repurchases over the next three years.
The transactions described in the table above primarily pertain to the repurchase of common stock on the New York Stock Exchange as part of the $2 billion, three-year share repurchase program approved by the Company's board of directors on November 26, 2012 (“2012 Share Repurchase Program”). In addition, the Company also acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted stock units. Approximately 0.2 million shares were acquired in these vesting-related transactions outside of the share repurchase program during the quarter ended December 28, 2012. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
We adopted the June 2011 Financial Accounting Standards Board guidance on the presentation of comprehensive income in financial statements as of September 29, 2012. As a result, beginning with the period ended December 28, 2012, we present net income and other comprehensive income in two separate statements in our Condensed, Consolidated and Combined Financial Statements. The table below reflects the retrospective application of this guidance for each of the three fiscal years ended September 28, 2012, September 30, 2011 and September 24, 2010. The retrospective application did not have a material impact on our financial condition or results of operations.

THE ADT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	For the Fiscal Years Ended
	September 28, 2012	September 30, 2011	September 24, 2010
Net income	$394	$376	$239
Other comprehensive income (loss):
Foreign currency translation	17	3	12
Retirement plans, net of tax benefit of $2, $2 and $0, respectively	(3)	(3)	(1)
Total other comprehensive income, net of tax	14	—	11
Comprehensive income	$408	$376	$250
Item 6.     Exhibits.

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(5)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation	(3)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation	(4)

3.3	Amended and Restated Bylaws of The ADT Corporation	(6)

4.1	Fourth Supplemental Indenture between The ADT Corporation (as Issuer) and Wells Fargo Bank, National Association (as Trustee), dated as of January 14, 2013	(8)

4.2	Exchange and Registration Rights Agreement between The ADT Corporation and Goldman, Sachs & Co., Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., (as representatives of the several Purchasers), dated as of January 14, 2013	(8)

10.1	Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation	(5)

10.2	Non-Income Tax Sharing Agreement dated September 28, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation	(5)

10.3	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation	(5)

10.4	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation	(5)

10.5*	The ADT Corporation Severance Plan for U.S. Officers and Executives	(5)

10.6*	The ADT Corporation Change in Control Severance Plan	(5)

10.7*	ADT LLC Supplemental Savings and Retirement Plan	(5)

10.8	Agreement, dated December 17, 2012, by and among The ADT Corporation, Keith A. Meister, Corvex Management LP and Soros Fund Management LLC	(7)

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter ended December 28, 2012 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed, Consolidated and Combined Statements of Operations, (iii) the Condensed, Consolidated and Combined Statements of Comprehensive Income (iv) the Condensed, Consolidated and Combined Statements of Cash Flows, (v) the Condensed, Consolidated and Combined Statements of Stockholders' Equity, and (vi) the Notes to Condensed, Consolidated and Combined Financial Statements

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Registration Statement on Form 10 filed on April 10, 2010

(2)	Incorporated by reference from the respective exhibit to Amendment No. 3 to The ADT Corporation’s Registration Statement on Form 10 filed on July 27, 2012

(3)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Current Report on Form 8-K filed on September 20, 2012

(4)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Form S-8 Registration Statement, as filed on September 27, 2012 (File No.333-184144)

(5)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Current Report on Form 8-K filed on October 1, 2012

(6)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Current Report on Form 8-K filed on December 6, 2012

(7)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Current Report on Form 8-K filed on December 18, 2012

(8)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Current Report on Form 8-K filed on January 14, 2013

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADT CORPORATION
By: /s/ KATHRYN A. MIKELLS
Kathryn A. Mikells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: January 30, 2013

EXHIBIT INDEX

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(5)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation	(3)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation	(4)

3.3	Amended and Restated Bylaws of The ADT Corporation	(6)

4.1	Fourth Supplemental Indenture between The ADT Corporation (as Issuer) and Wells Fargo Bank, National Association (as Trustee), dated as of January 14, 2013	(8)

4.2	Exchange and Registration Rights Agreement between The ADT Corporation and Goldman, Sachs & Co., Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., (as representatives of the several Purchasers), dated as of January 14, 2013	(8)

10.1	Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation	(5)

10.2	Non-Income Tax Sharing Agreement dated September 28, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation	(5)

10.3	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation	(5)

10.4	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation	(5)

10.5*	The ADT Corporation Severance Plan for U.S. Officers and Executives	(5)

10.6*	The ADT Corporation Change in Control Severance Plan	(5)

10.7*	ADT LLC Supplemental Savings and Retirement Plan	(5)

10.8	Agreement, dated December 17, 2012, by and among The ADT Corporation, Keith A. Meister, Corvex Management LP and Soros Fund Management LLC	(7)

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter ended December 28, 2012 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed, Consolidated and Combined Statements of Operations, (iii) the Condensed, Consolidated and Combined Statements of Comprehensive Income (iv) the Condensed, Consolidated and Combined Statements of Cash Flows, (v) the Condensed, Consolidated and Combined Statements of Stockholders' Equity, and (vi) the Notes to Condensed, Consolidated and Combined Financial Statements

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Registration Statement on Form 10 filed on April 10, 2010

(2)	Incorporated by reference from the respective exhibit to Amendment No. 3 to The ADT Corporation’s Registration Statement on Form 10 filed on July 27, 2012

(3)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Current Report on Form 8-K filed on September 20, 2012

(4)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Form S-8 Registration Statement, as filed on September 27, 2012 (File No.333-184144)

(5)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Current Report on Form 8-K filed on October 1, 2012

(6)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Current Report on Form 8-K filed on December 6, 2012

(7)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Current Report on Form 8-K filed on December 18, 2012

(8)	Incorporated by reference from the respective exhibit to The ADT Corporation’s Current Report on Form 8-K filed on January 14, 2013