Form 10-Q
period 2013-03-29
ADT Corp
filed 2013-05-01
CIK 1546640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2013
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

The number of common shares outstanding of the registrant’s common stock, $0.01 par value, was 218,785,981 as of April 24, 2013.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADT CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except share and per share data)

	March 29, 2013	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$419	$234
Accounts receivable trade, less allowance for doubtful accounts of $25 and $25, respectively	73	78
Inventories	46	42
Prepaid expenses and other current assets	94	46
Deferred income taxes	102	40
Total current assets	734	440
Property and equipment, net	216	217
Subscriber system assets, net	1,855	1,744
Goodwill	3,417	3,400
Intangible assets, net	2,868	2,861
Deferred subscriber acquisition costs, net	488	464
Other assets	132	134
Total Assets	$9,710	$9,260

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$3	$2
Accounts payable	154	144
Accrued and other current liabilities	235	181
Deferred revenue	254	245
Total current liabilities	646	572
Long-term debt	3,224	2,525
Deferred subscriber acquisition revenue	719	675
Deferred tax liabilities	321	157
Other liabilities	186	174
Total Liabilities	5,096	4,103

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Common stock – authorized 1,000,000,000 shares of $0.01 par value; issued and outstanding shares – 219,941,000 as of March 29, 2013 and 231,094,332 as of September 28, 2012	2	2
Additional paid-in capital	4,404	5,062
Retained earnings	126	—
Accumulated other comprehensive income	82	93
Total Stockholders’ Equity	4,614	5,157
Total Liabilities and Stockholders’ Equity	$9,710	$9,260
See Notes to Condensed, Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONDENSED, CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Revenue	$821	$807	$1,630	$1,602
Cost of revenue	341	349	677	694
Selling, general and administrative expenses	301	272	582	546
Separation costs	5	—	11	—
Operating income	174	186	360	362
Interest expense	(30)	(22)	(54)	(44)
Other income	16	—	22	—
Income before income taxes	160	164	328	318
Income tax expense	(53)	(59)	(116)	(120)
Net income	$107	$105	$212	$198

Net income per share:
Basic	$0.47	$0.45	$0.92	$0.85
Diluted	$0.47	$0.44	$0.91	$0.84

Weighted-average number of shares:
Basic	226	232	230	232
Diluted	229	236	233	236

Cash dividends declared per ordinary share	$0.250	$—	$0.375	$—
See Notes to Condensed, Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONDENSED, CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net income	$107	$105	$212	$198
Other comprehensive (loss) income:
Foreign currency translation	(7)	9	(11)	12
Retirement plans, net of tax benefit of $0, $0, $0 and $0, respectively	—	(3)	—	(3)
Total other comprehensive (loss) income, net of tax	(7)	6	(11)	9
Comprehensive income	$100	$111	$201	$207
See Notes to Condensed, Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONDENSED, CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Parent Company Investment	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance as of September 30, 2011	—	$—	$—	$5,152	$79	$5,231
Total comprehensive income				198	9	207
Change in parent company investment				(76)		(76)
Balance as of March 30, 2012	—	$—	$—	$5,274	$88	$5,362

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of September 28, 2012	231	$2	$5,062	$—	$93	$5,157
Total comprehensive income				212	(11)	201
Dividends declared (See Note 5)				(86)		(86)
Common stock repurchases	(15)		(772)			(772)
Exercise of stock options and vesting of restricted stock units	4		72			72
Stock-based compensation expense			9			9
Separation-related adjustments to additional paid-in capital			33			33
Balance as of March 29, 2013	220	$2	$4,404	$126	$82	$4,614
See Notes to Condensed, Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONDENSED, CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the Six Months Ended
	March 29, 2013	March 30, 2012
Cash Flows from Operating Activities:
Net income	$212	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization	459	427
Amortization of deferred subscriber acquisition costs	60	55
Amortization of deferred subscriber acquisition revenue	(65)	(59)
Stock-based compensation expense	9	4
Deferred income taxes	116	120
Provision for losses on accounts receivable and inventory	27	25
Other non-cash items	3	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(23)	(14)
Inventories	(5)	(17)
Accounts payable	11	(2)
Accrued and other liabilities	31	(18)
Income taxes, net	(9)	(5)
Deferred subscriber acquisition costs	(86)	(74)
Deferred subscriber acquisition revenue	112	67
Other	(40)	2
Net cash provided by operating activities	812	709
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(290)	(323)
Subscriber system assets	(265)	(172)
Capital expenditures	(27)	(12)
Acquisition of businesses, net of cash acquired	(16)	—
Other	(1)	—
Net cash used in investing activities	(599)	(507)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	72	—
Repurchases of common stock under approved program	(760)	—
Repurchases of common stock for employee related program	(6)	—
Dividends paid	(58)	—
Proceeds received from Tyco for allocation of funds related to the Separation	32	—
Proceeds from long-term borrowings	700	—
Repayment of long-term debt	(1)	—
Debt issuance costs	(6)	—
Allocated debt activity	—	(2)
Change in parent company investment	—	(177)
Other	—	2
Net cash used in financing activities	(27)	(177)

Effect of currency translation on cash	(1)	2

Net increase in cash and cash equivalents	185	27
Cash and cash equivalents at beginning of period	234	65
Cash and cash equivalents at end of period	$419	$92
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
Separation from Tyco International Ltd.—On September 19, 2011, Tyco International Ltd. (“Tyco” or “Parent”) announced that its board of directors had approved a plan to separate Tyco into three separate, publicly traded companies (the “Separation”), identifying the ADT North American Residential Security Business of Tyco as one of those three companies. In conjunction with the Separation, prior to September 28, 2012, Tyco transferred the equity interests of the entities that held all of the assets and liabilities of its residential and small business security business in the United States and Canada to ADT. Effective on September 28, 2012 (the “Distribution Date”), Tyco distributed all of its shares of ADT to Tyco's stockholders of record as of the close of business on September 17, 2012 (the “Record Date”). On the Distribution Date, each of the stockholders of Tyco received one share of ADT common stock for every two shares of common stock of Tyco held on the Record Date. The Separation was completed pursuant to the Separation and Distribution Agreement, dated as of September 26, 2012, between Tyco and ADT (the “2012 Separation and Distribution Agreement”). After the Distribution Date, Tyco did not beneficially own any shares of ADT common stock.
The Company's Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on September 14, 2012. ADT's common stock began “regular way” trading under the symbol “ADT” on the New York Stock Exchange (“NYSE”) on October 1, 2012.
Basis of Presentation—The Condensed, Consolidated and Combined Financial Statements have been prepared in United States dollars (“USD”) and in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Condensed, Consolidated and Combined Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The interim results reported in these Condensed, Consolidated and Combined Financial Statements should not be taken as indicative of results that may be expected for the entire year. For a more comprehensive understanding of ADT and its Condensed, Consolidated and Combined Financial Statements, please review these condensed interim financial statements in conjunction with the Company's audited financial statements included in its Registration Statement on Form S-4, which was filed with the SEC on April 12, 2013.
The Condensed, Consolidated and Combined Financial Statements reflect the Company's financial position, results of operations and cash flows in conformity with GAAP. The Condensed and Consolidated Balance Sheets as of March 29, 2013 and September 28, 2012 reflect the consolidated financial position of ADT and its subsidiaries as an independent publicly-traded company. Additionally, the Company's Condensed, Consolidated and Combined Statements of Operations and Comprehensive Income for the quarter and six months ended March 29, 2013, as well as the Condensed, Consolidated and Combined Statement of Cash Flows for the six months ended March 29, 2013, reflect ADT's operations and cash flows as a standalone company. Prior to the Separation on September 28, 2012, the Company's financial position, results of operations and cash flows consisted of Tyco's residential and small business security business in the United States, Canada and certain U.S. territories and were derived from Tyco's historical accounting records and presented on a carve-out basis. As such, the Company's Condensed, Consolidated and Combined Statements of Operations and Comprehensive Income for the quarter and six months ended March 30, 2012 and the Condensed, Consolidated and Combined Statement of Cash Flows for the six months ended March 30, 2012, consist of the combined results of operations of the ADT North American Residential Security Business of Tyco.
For periods prior to the Separation, the Company's financial statements included allocations of certain working capital, property and equipment, and operating expense balances. In addition, debt and related interest expense as well as certain general corporate overhead expenses were allocated by Tyco to the Company for the financial statements presented on a carve-out basis. The allocation of corporate overhead expenses from Tyco was based on the relative proportion of either the Company's headcount or revenue to Tyco's consolidated headcount or revenue. Corporate overhead expenses primarily related to centralized corporate functions, including finance, treasury, tax, legal, information technology, internal audit, human resources and risk management functions. During the quarter and six months ended March 30, 2012, the Company was allocated $13 million and $28 million, respectively, of general corporate expenses incurred by Tyco which are included within selling, general and administrative expenses in the Condensed, Consolidated and Combined Statement of Operations. The allocation of interest expense from Tyco was based on an assessment of the Company's share of Tyco's external debt using historical data. During the quarter and six months ended March 30, 2012, the Company was allocated $21 million and $42 million, respectively, of interest expense incurred by Tyco.
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
Separation Costs—During the quarter and six months ended March 29, 2013, the Company incurred charges directly related to the Separation of approximately $5 million and $11 million, respectively. These costs are reflected in separation costs in the Company's Condensed, Consolidated and Combined Statements of Operations.
Other Income—During the quarter and six months ended March 29, 2013, the Company recorded $16 million and $22 million, respectively, of other income, which is comprised primarily of $15 million and $21 million, respectively, of non-taxable income recorded pursuant to the tax sharing agreement entered into in conjunction with the Separation. See Note 9 for further information.
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
Inventories—Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value. Inventories consisted of the following ($ in millions):

	March 29, 2013	September 28, 2012
Work in progress	$4	$6
Finished goods	42	36
Inventories	$46	$42
Financial Instruments—The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. Included in cash and cash equivalents as of March 29, 2013 and September 28, 2012 is approximately $371 million and $187 million, respectively, of available-for-sale securities, representing cash invested in money market mutual funds. These investments are classified as “Level 1” for purposes of fair value measurement, which is performed each reporting period. The fair value of cash and cash equivalents, including the money market mutual funds, accounts receivable and accounts payable approximated book value as of March 29, 2013 and September 28, 2012 because of their short-term nature.
The fair value of the Company's unsecured notes is determined using prices for ADT's securities obtained from multiple external pricing services, which is considered a Level 2 input. The carrying value and fair value of the Company's debt that is subject to fair value disclosures as of March 29, 2013 and September 28, 2012 is as follows ($ in millions):

	March 29, 2013		September 28, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
2.250% notes due July 2017	$749	$753	$749	$766
3.500% notes due July 2022	998	986	998	1,038
4.125% notes due June 2023	700	719	—	—
4.875% notes due July 2042	742	712	742	798
Total	$3,189	$3,170	$2,489	$2,602
Guarantees—As of March 29, 2013, the Company had $16 million in standby letters of credit related to its insurance programs. The Company had no letters of credit as of September 28, 2012.

Recent Accounting Pronouncements—In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for the presentation of comprehensive income. The guidance amended the reporting of Other Comprehensive Income (“OCI”) by eliminating the option to present OCI as part of the statement of stockholders' equity. The amendment does not impact the accounting for OCI, but does impact its presentation in the Company's Condensed, Consolidated and Combined Financial Statements. The guidance requires that items of net income and OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements which include total net income and its components, consecutively followed by total OCI and its components to arrive at total comprehensive income. In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. The guidance became effective for the Company in the first quarter of fiscal year 2013. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.
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
In February 2013, the FASB issued authoritative guidance which expands the disclosure requirements for amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component and present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance does not change the current requirements for reporting net income or OCI in financial statements. The guidance is effective for the Company in the first quarter of fiscal year 2014. The adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
2.    Acquisitions
Dealer Generated Customer Accounts and Bulk Account Purchases
During the six months ended March 29, 2013 and March 30, 2012, the Company paid $290 million and $323 million, respectively, for customer contracts for electronic security services. Customer contracts generated under the ADT dealer program and bulk account purchases during the six months ended March 29, 2013 and March 30, 2012, totaled approximately 242,000 and 267,000, respectively.
Acquisitions
On October 1, 2012, the Company completed the acquisition of Absolute Security, which had been an ADT authorized dealer, with $16 million of cash paid in the period. This acquisition was not material to the Company's financial statements. There were no acquisitions made by the Company during the six months ended March 30, 2012.

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

The changes in the carrying amount of goodwill as of March 29, 2013 and September 28, 2012 are as follows ($ in millions):

Balance as of September 28, 2012	$3,400
Acquisitions	20
Currency translation	(3)
Balance as of March 29, 2013	$3,417

Balance as of September 30, 2011	$3,395
Currency translation	5
Balance as of September 28, 2012	$3,400

Other Intangible Assets

The following table sets forth the gross carrying amounts and accumulated amortization of the Company's other intangible assets as of March 29, 2013 and September 28, 2012 ($ in millions):

	March 29, 2013		September 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$7,458	$4,595	$7,247	$4,392
Other	12	7	12	6
Total	$7,470	$4,602	$7,259	$4,398
Changes in the net carrying amount of contracts and related customer relationships as of March 29, 2013 and September 28, 2012 are as follows ($ in millions):

Balance as of September 28, 2012	$2,855
Customer contract additions, net of dealer charge-backs	293
Amortization	(280)
Currency translation	(5)
Balance as of March 29, 2013	$2,863

Balance as of September 30, 2011	$2,749
Customer contract additions, net of dealer charge-backs	642
Amortization	(544)
Currency translation	8
Balance as of September 28, 2012	$2,855

Other than goodwill, the Company does not have any other indefinite-lived intangible assets as of March 29, 2013 and September 28, 2012. Intangible asset amortization expense for the quarters ended March 29, 2013 and March 30, 2012 was $141 million and $135 million, respectively. Intangible asset amortization expense for the six months ended March 29, 2013 and March 30, 2012 was $281 million and $269 million, respectively. The estimated aggregate amortization expense for intangible assets is expected to be approximately $290 million for the remainder of 2013, $483 million for 2014, $409 million for 2015, $347 million for 2016, $291 million for 2017 and $1,048 million for 2018 and thereafter.
4.    Debt
On January 14, 2013, the Company issued $700 million aggregate principal amount of 4.125% senior notes due June 2023 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended (the "January 2013 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $694 million and were primarily used for the repurchase of outstanding shares of ADT's common stock. Interest is payable on June 15 and December 15 of each year, commencing on June 15, 2013. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
See Note 1 for information on the fair value of the Company's debt.
5.    Equity
Dividends
On November 26, 2012, the Company's board of directors declared a quarterly dividend on ADT's common stock of $0.125 per share. This dividend was paid on December 18, 2012 to stockholders of record on December 10, 2012.
On January 10, 2013, the Company's board of directors declared a quarterly dividend on ADT's common stock of $0.125 per share. This dividend was paid on February 20, 2013 to stockholders of record on January 30, 2013.
On March 14, 2013, the Company's board of directors declared a quarterly dividend on ADT's common stock of $0.125 per share. This dividend will be paid on May 15, 2013 to stockholders of record on April 24, 2013.
Share Repurchase Program
On November 26, 2012, the Company's board of directors approved $2 billion of share repurchases over a period of three years. Pursuant to this approval, the Company may enter into accelerated share repurchase plans as well as open market share repurchase plans in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended ("10b5-1 Plans"). During the six months ended March 29, 2013, the Company repurchased 3.5 million shares of ADT common stock at an average price of $47.16 per share under 10b5-1 Plans. The total cost of shares repurchased under these plans for the six months ended March 29, 2013 was approximately $166 million, with $160 million paid in cash during the period.
On January 29, 2013, the Company entered into an accelerated share repurchase agreement under which it repurchased 11.4 million shares of ADT's common stock for $600 million during the quarter ended March 29, 2013. This accelerated share repurchase program, which was funded with proceeds from the January 2013 Debt Offering, was completed on April 2, 2013. See Note 12 for additional information.
All the Company's repurchases were treated as effective retirements of the purchased shares and therefore reduced reported shares issued and outstanding by the number of shares repurchased. In addition, the Company recorded the excess of the purchase price over the par value of the common stock as a reduction to additional paid-in capital.
Other
During the six months ended March 29, 2013, the Company made adjustments to additional paid-in capital, which primarily resulted from the receipt of cash from Tyco related to the allocation of funds in accordance with the 2012 Separation and Distribution Agreement.
6.    Retirement Plans
Defined Benefit Pension Plan
The Company sponsors one noncontributory defined benefit retirement plan covering certain of its U.S. employees. This pension plan was frozen during fiscal year 2011. The net periodic benefit cost for this pension plan was not material for the quarters and six months ended March 29, 2013 and March 30, 2012.

The Company's funding policy is to make contributions in accordance with U.S. laws as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plan in fiscal year 2013 of $2 million. During the six months ended March 29, 2013, the Company made contributions to its pension plan of $0.3 million.
Prior to the Separation, the pension plan was a commingled plan and included plan participants of other Tyco subsidiaries. Therefore, for the quarter and six months ended March 30, 2012, the Company recorded its portion of the commingled plan expense and the related obligations, which had been actuarially determined based on the Company's specific benefit formula by participant and allocated plan assets. In conjunction with the Separation, the pension plan was legally separated, and assets were reallocated based on the ERISA prescribed calculation.
Postretirement Benefit Plans
Net periodic postretirement benefit cost was not material for the quarters and six months ended March 29, 2013 and March 30, 2012.
7.    Share Plans
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
8.    Income Taxes
Unrecognized Tax Benefits
The Company did not have a significant change to its unrecognized tax benefits during the six months ended March 29, 2013. The Company's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible that up to $40 million in unrecognized tax benefits may be resolved in the next twelve months. The resolution of certain components of the Company's uncertain tax positions will be offset by an adjustment to the receivable from Tyco, which was recorded pursuant to the tax sharing agreement entered into in conjunction with the Separation.  See Note 9 for more information on this tax sharing agreement.
Effective Tax Rate
The Company's income tax expense for the quarter and six months ended March 29, 2013 totaled $53 million and $116 million, respectively, resulting in an effective tax rate for the periods of 33.1% and 35.4%, respectively. The effective tax rates for the quarter and six months ended March 29, 2013 reflect the favorable impact resulting from non-taxable other income of $15 million and $21 million, respectively. See Note 9 for more information on other income. The effective tax rate for the six months ended March 29, 2013 also reflects the impact of a discrete charge of $6 million due to a California legislative change enacted on November 6, 2012. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.

9.    Commitments and Contingencies
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
Telephone Consumer Protection Act
The Company has been named as a defendant in two putative class actions that were filed on behalf of purported classes of persons who claim to have received unsolicited “robocalls” in contravention of the U.S. Telephone Consumer Protection Act (“TCPA”). These lawsuits were brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received such unsolicited calls, claiming that millions of calls were made by third party entities on the Company's behalf. The Company asserts that such entities were not retained by, nor authorized to make calls on behalf of, the Company. The Company has entered into an agreement to settle this litigation, and the District Court granted preliminary approval of the settlement on February 19, 2013. During fiscal year 2012, the Company increased its legal reserves by $15 million to reflect this development. The settlement is subject to the completion of final approval by the District Court.
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
In conjunction with the Separation, substantially all of Tyco's outstanding equity awards were converted into like-kind awards of ADT, Tyco and Pentair. Pursuant to the terms of the 2012 Separation and Distribution Agreement, each of the three companies is responsible for issuing its own shares upon employee exercises of stock option awards or vesting of restricted stock units. However, the 2012 Tax Sharing Agreement provides that any allowable compensation tax deduction for such awards is to be claimed by the employee's current employer. The 2012 Tax Sharing Agreement requires the employer claiming a tax deduction for shares issued by the other companies to pay a percentage of the allowable tax deduction to the company issuing the equity. As a result, during the six months ended March 29, 2013, the Company recorded a net receivable of $21 million due from Tyco and Pentair, the offset of which is reflected as other income in the Company's Condensed, Consolidated and Combined Statements of Operations.
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
10.    Earnings Per Share
Following the Separation, the Company had 231,094,332 common shares outstanding. This amount was used as the starting point for calculating weighted-average shares outstanding for the periods prior to the Separation. Additionally, diluted weighted-average shares outstanding for the quarter and six months ended March 30, 2012, was determined assuming that the Separation occurred on the first day of fiscal year 2012. The computation of basic and diluted earnings per share for the quarters and six months ended March 29, 2013 and March 30, 2012 is as follows:

	For the Quarters Ended		For the Six Months Ended
(in millions, except per share amounts)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Basic Earnings Per Share
Numerator:
Net income	$107	$105	$212	$198
Denominator:
Weighted-average shares outstanding	226	231	230	231
Effect of vested deferred stock units	—	1	—	1
Basic weighted-average shares outstanding	226	232	230	232

Basic earnings per share	$0.47	$0.45	$0.92	$0.85

	For the Quarters Ended		For the Six Months Ended
(in millions, except per share amounts)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Diluted Earnings Per Share
Numerator:
Net income	$107	$105	$212	$198
Denominator:
Basic weighted-average shares outstanding	226	232	230	232
Effect of dilutive securities:
Stock options	2	2	2	2
Restricted stock	1	2	1	2
Diluted weighted-average shares outstanding	229	236	233	236

Diluted earnings per share	$0.47	$0.44	$0.91	$0.84
The computation of diluted earnings per share for the quarters and six months ended March 29, 2013 excludes the effect of the potential exercise of options to purchase approximately 1.0 million shares and 0.7 million shares, respectively, of stock as the effect would have been anti-dilutive. The computation of diluted earnings per share for the quarters and six months ended March 30, 2012 excludes the effect of the potential exercise of options to purchase approximately 0.8 million shares of stock as the effect would have been anti-dilutive.
11.    Restructuring and Asset Impairment Charges, Net
From time to time, the Company will initiate various restructuring actions which result in employee severance, facility exit and other restructuring costs, as described below. In 2011, the Company initiated a multi-year restructuring program (the “2011 Program”), and in the fourth fiscal quarter of 2012, the Company initiated restructuring actions in conjunction with the Separation. Under these programs, the Company has incurred restructuring and asset impairment charges (reversals), net, which are included in selling, general and administrative expenses in the Company's Condensed, Consolidated and Combined Statements of Operations. A summary of these charges for the quarters and six months ended March 29, 2013 and March 30, 2012 is as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Employee severance and benefits	$—	$(1)	$—	$(1)
Facility exit and other charges	$—	$—	$—	$2
Total	$—	$(1)	$—	$1
Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the program are as follows ($ in millions):

	Separation Related Actions	2011 Program	2009 Program
Employee severance and benefits	$2	$4	$10
Facility exit and other charges	—	5	4
Total	$2	$9	$14
The rollforward of the reserves from September 28, 2012 to March 29, 2013 is as follows ($ in millions):

	Separation Related Actions	2011 Program	2009 Program	Total
Balance as of September 28, 2012	$1	$2	$1	$4
Utilization	—	(1)	(1)	(2)
Balance as of March 29, 2013	$1	$1	$—	$2
12.    Subsequent Events
Debt
As part of the Company's issuances of long-term notes in July 2012 and January 2013, the Company entered into exchange and registration rights agreements with the initial purchasers of the notes. Under each of these agreements, the Company is obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, or provide a shelf registration statement to cover resales of such notes if the exchange offer is not complete within 365 days after closing of the respective notes issuance. On April 1, 2013, the Company commenced an offer to exchange the $2.5 billion notes issued in July 2012, and on April 18, 2013, the Company commenced an offer to exchange the $700 million notes issued in January 2013. The Company expects these exchange offers to be completed during the third quarter of fiscal year 2013.

Share Repurchase Program
On April 2, 2013, the Company completed the accelerated share repurchase program that was entered into on January 29, 2013. In conjunction with the completion of the program, the Company received 1.2 million additional shares of ADT common stock. In total, the Company repurchased 12.6 million shares of its common stock at an average price of $47.60 per share under this program.
Additionally, between March 29, 2013 and May 1, 2013, the Company repurchased 0.7 million shares of its common stock under a 10b5-1 Plan for approximately $34 million.

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
The Condensed, Consolidated and Combined Financial Statements include our combined operations, assets and liabilities and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). As part of a plan to separate into three independent companies, on or prior to September 28, 2012, Tyco transferred the equity interests of the entities that held all of the assets and liabilities of its residential and small business security business in the United States and Canada to ADT (the “Separation”). Our Condensed and Consolidated Balance Sheets as of March 29, 2013 and September 28, 2012 reflect the consolidated financial position of ADT and its subsidiaries as an independent publicly-traded company. Additionally, our Condensed, Consolidated and Combined Statements of Operations and Comprehensive Income for the quarter and six months ended March 29, 2013, as well as the Condensed, Consolidated and Combined Statement of Cash Flows for the six months ended March 29, 2013 reflect ADT's operations and cash flows as a standalone company. Prior to the Separation on September 28, 2012, our financial position, results of operations and cash flows consisted of Tyco's residential and small business security business in the United States, Canada and certain U.S. territories and were derived from Tyco's historical accounting records and presented on a carve-out basis. As such, our Condensed, Consolidated and Combined Statements of Operations and Comprehensive Income for the quarter and six months ended March 30, 2012 and our Condensed, Consolidated and Combined Statement of Cash Flows for the six months ended March 30, 2012 consist of the combined results of operations of the ADT North American Residential Security Business of Tyco.
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
Key Performance Measures
We operate our business with the goal of retaining customers for long periods of time in order to recoup our initial investment in new customers, achieving cash flow break-even in approximately three years. We generate substantial recurring net operating cash flow from our customer base. In evaluating our results, we review the following key performance indicators:
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
Gross Subscriber Acquisition Cost Expenses. Gross subscriber acquisition cost expenses represent the cost of acquiring new customers reflected in our Condensed, Consolidated and Combined Statements of Operations and include advertising, marketing, and both direct and indirect selling costs for all new accounts as well as sales commissions and installation equipment and labor costs.
Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is a non-GAAP measure reflecting net income adjusted for interest, taxes and certain non-cash items which include depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with customer acquisitions, and amortization of dealer and other intangible assets. We believe EBITDA is useful to provide investors with information about operating profits, adjusted for significant non-cash items, generated from the existing customer base. A reconciliation of EBITDA to net income (the most comparable GAAP measure) is provided under “-Results of Operations-Non-GAAP Measures.”
Free Cash Flow (“FCF”). FCF is a non-GAAP measure that our management employs to measure cash that is free from any significant existing obligation and is available to service debt and make investments. The difference between net cash provided by operating activities (the most comparable GAAP measure) and FCF is cash outlays for capital expenditures, subscriber system assets, dealer generated customer accounts and bulk account purchases. A reconciliation of FCF to net cash provided by operating activities is provided under “-Results of Operations-Non- GAAP Measures.”

Results of Operations
Quarter Ended March 29, 2013 Compared with Quarter Ended March 30, 2012

	For the Quarters Ended
(in millions, except as otherwise indicated)	March 29, 2013	March 30, 2012
Recurring customer revenue	$756	$720
Other revenue	65	87
Total revenue	821	807
Operating income	174	186
Interest expense, net	(30)	(22)
Other income	16	—
Income tax expense	(53)	(59)
Net income	$107	$105

Key Performance Indicators:
Ending number of customers (thousands)	6,471	6,432
Gross customer additions (thousands)	303	291
Customer attrition rate (percent)	13.9%	13.2%
Average revenue per customer (dollars)	$39.66	$37.98
Cost to serve expenses	$257	$230
Gross subscriber acquisition cost expenses	$113	$140
EBITDA	$419	$399
As mentioned above, we manage our business to optimize a number of factors including: customer additions, costs associated with adding new customers, average revenue per customer, costs related to providing services to customers and customer tenure. In order to understand how these key factors impact our Condensed, Consolidated and Combined Statements of Operations, we consider the following components of our expenses: cost to serve expenses, gross subscriber acquisition cost expenses and depreciation and amortization. The following tables reflect the location of these costs in our Condensed, Consolidated and Combined Statements of Operations for the quarters ended March 29, 2013 and March 30, 2012:

	For the Quarter Ended March 29, 2013
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$97	$160	$257
Gross subscriber acquisition cost expenses	15	98	113
Depreciation and amortization	219	43	262
Other	10	—	10
Total	$341	$301	$642

	For the Quarter Ended March 30, 2012
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$89	$141	$230
Gross subscriber acquisition cost expenses	46	94	140
Depreciation and amortization	206	37	243
Other	8	—	8
Total	$349	$272	$621

Revenue
Revenue of $821 million increased by $14 million, or 1.7%, for the quarter ended March 29, 2013 as compared with the quarter ended March 30, 2012, as a result of growth in recurring customer revenue, which increased by $36 million, or 5.0%. The majority of this increase was related to higher average revenue per customer. The increase in recurring customer revenue was partially offset by a reduction of $22 million, or 25.3%, in other revenue due to the mix shift toward more ADT-owned systems rather than outright system sales, increasing deferred revenue and reducing current period installation revenue.
Average revenue per customer increased by $1.68, or 4.4%, as of March 29, 2013 compared with March 30, 2012. This increase was primarily due to price escalations on our existing customer base and the addition of new customers at higher rates, including increased take rates on ADT Pulse, as well as the impact of existing customers upgrading to ADT Pulse and other higher priced offerings.
Gross customer additions rose by 12,000, or 4.1%, for the quarter ended March 29, 2013 as compared with the quarter ended March 30, 2012, as a result of higher levels of dealer generated customer accounts and bulk account purchases. Net of attrition, our ending number of customers grew by 39,000, or 0.6%, from March 30, 2012 to March 29, 2013. Although our annualized customer attrition as of March 29, 2013 was 13.9% compared with 13.2% as of March 30, 2012, attrition was relatively flat to December 28, 2012, increasing only 10 basis points as a result of relocations. We continue to focus on delivering high quality services and our disciplined customer selection process in order to limit customer attrition.
Operating Income
Operating income of $174 million decreased by $12 million, or 6.5%, for the quarter ended March 29, 2013 as compared with the quarter ended March 30, 2012. Operating margin was 21.2% for the quarter ended March 29, 2013 compared with 23.0% for the quarter ended March 30, 2012. Operating expenses for the quarter ended March 29, 2013, which included $5 million of non-recurring costs related to the Separation, totaled $647 million, up 4.2% or $26 million as compared with the quarter ended March 30, 2012. The increase in operating expenses includes $19 million in higher depreciation and amortization expense related to our subscriber system assets and dealer generated accounts. This increase primarily reflects the impact of increased take rates on higher cost offerings, including ADT Pulse, as well as the mix shift toward more ADT owned systems and overall account growth. Cost to serve expenses totaled $257 million for the quarter ended March 29, 2013 as compared to $230 million for the quarter ended March 30, 2012. Cost to serve expenses for the quarter ended March 30, 2012 include integration costs related to the acquisition of Broadview Security of $5 million and approximately $1 million in reversals of previously recorded restructuring related expenses. After considering these items, cost to serve expenses increased by approximately $31 million for the quarter ended March 29, 2013 as compared with the quarter ended March 30, 2012. This increase was primarily a result of higher corporate costs and dis-synergies associated with the separation of our business from the commercial security business of Tyco and increased customer service expenses, driven by account growth and investments to improve customer retention. The overall increase in operating expenses was partially offset by a $27 million reduction in gross subscriber acquisition cost expenses. This decrease resulted from the deferral of a higher proportion of upfront installation costs associated with the mix shift toward more ADT-owned systems.
Interest Expense, net
Interest expense was $30 million for the quarter ended March 29, 2013 compared with $22 million for the quarter ended March 30, 2012. Interest expense for the quarter ended March 29, 2013 is comprised primarily of interest on our long-term debt, which reflects an increase in borrowings related to the issuance of $700 million in notes during January 2013. Interest expense for the quarter ended March 30, 2012 includes allocated interest expense related to Tyco's external debt of $21 million.
Other Income
During the quarter ended March 29, 2013, the Company recorded $16 million of other income, which is comprised primarily of $15 million of non-taxable income recorded pursuant to the tax sharing agreement entered into in conjunction with the Separation. See Note 9 to the Condensed, Consolidated and Combined Financial Statements for more information.
Income Tax Expense
Income tax expense of $53 million decreased $6 million for the quarter ended March 29, 2013 as compared with the quarter ended March 30, 2012, while the effective tax rate fell to 33.1% from 36.0%. The effective tax rate reflects the favorable impact resulting from non-taxable other income of $15 million. See Note 9 to the Condensed, Consolidated and Combined Financial Statements for more information on other income. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.

Six Months Ended March 29, 2013 Compared to Six Months Ended March 30, 2012

	For the Six Months Ended
(in millions, except as otherwise indicated)	March 29, 2013	March 30, 2012
Recurring customer revenue	$1,500	$1,428
Other revenue	130	174
Total revenue	1,630	1,602
Operating income	360	362
Interest expense, net	(54)	(44)
Other income	22	—
Income tax expense	(116)	(120)
Net income	$212	$198

Summary Cash Flow Data:
Net cash provided by operating activities	812	709
Net cash used in investing activities	(599)	(507)
Net cash used in financing activities	(27)	(177)

Key Performance Indicators:
Ending number of customers (thousands)	6,471	6,432
Gross customer additions (thousands)	560	586
Customer attrition rate (percent)	13.9%	13.2%
Average revenue per customer (dollars)	$39.66	$37.98
Cost to serve expenses	$498	$469
Gross subscriber acquisition cost expenses	$224	$274
EBITDA	$836	$785
FCF	$230	$202
The following tables reflect the location of cost to serve expenses, gross subscriber acquisition cost expenses and depreciation and amortization in our Condensed, Consolidated and Combined Statements of Operations for the six months ended March 29, 2013 and March 30, 2012:

	For the Six Months Ended March 29, 2013
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$195	$303	$498
Gross subscriber acquisition cost expenses	28	196	224
Depreciation and amortization	436	83	519
Other	18	—	18
Total	$677	$582	$1,259

	For the Six Months Ended March 30, 2012
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$179	$290	$469
Gross subscriber acquisition cost expenses	91	183	274
Depreciation and amortization	409	73	482
Other	15	—	15
Total	$694	$546	$1,240

Revenue
Revenue of $1.6 billion increased by $28 million, or 1.7%, during the six months ended March 29, 2013 as compared to the six months ended March 30, 2012, as a result of growth in recurring customer revenue, which increased by $72 million, or 5.0%. The majority of this increase was related to higher average revenue per customer. The increase in recurring customer revenue was partially offset by a reduction of $44 million, or 25.3%, in other revenue due to the mix shift toward more ADT-owned systems rather than outright system sales, increasing deferred revenue and reducing current period installation revenue.
Average revenue per customer for the six months ended March 29, 2013 increased by $1.68, or 4.4%, compared to the six months ended March 30, 2012. This increase was primarily due to price escalations on our existing customer base and the addition of new customers at higher rates, including increased take rates on ADT Pulse, as well as the impact of existing customers upgrading to ADT Pulse and other higher priced offerings.
Gross customer additions fell by 26,000, or 4.4%, during the six months ended March 29, 2013 as compared to the six months ended March 30, 2012, as a result of lower dealer channel production as well as the impact of Hurricane Sandy. Net of attrition, our ending number of customers grew by 39,000, or 0.6%, from March 30, 2012 to March 29, 2013. Although our annualized customer attrition as of March 29, 2013 was 13.9% compared with 13.2% as of March 30, 2012, attrition was relatively flat to December 28, 2012, increasing only 10 basis points as a result of relocations. We continue to focus on delivering high quality services and our disciplined customer selection process in order to limit customer attrition.
Operating Income
Operating income of $360 million decreased by $2 million, or 0.6%, for the six months ended March 29, 2013 as compared to the six months ended March 30, 2012. Operating margin was 22.1% for the six months ended March 29, 2013 compared with 22.6% for the six months ended March 30, 2012. Operating expenses for the six months ended March 29, 2013, which included $11 million of non-recurring costs related to the Separation, totaled $1.3 billion, up 2.4% or $30 million as compared to the six months ended March 30, 2012. The increase in operating expenses includes $37 million in higher depreciation and amortization expense related to our subscriber system assets and dealer generated accounts. Cost to serve expenses totaled $498 million for the six months ended March 29, 2013 as compared to $469 million for the six months ended March 30, 2012. Cost to serve expenses for the six months ended March 30, 2012 include integration costs related to the acquisition of Broadview Security of $10 million and restructuring related expenses of approximately $1 million. After considering these items, cost to serve expenses increased by approximately $40 million for the six months ended March 29, 2013 as compared to the six months ended March 30, 2012. This increase was primarily a result of higher corporate costs and dis-synergies associated with the separation of our business from the commercial security business of Tyco as well as increased customer service and maintenance expenses driven by account growth and investments to improve customer retention. The overall increase in operating expenses was partially offset by a $50 million reduction in gross subscriber acquisition cost expenses. This decrease resulted from the deferral of a higher proportion of upfront installation costs associated with the mix shift toward more ADT-owned systems.
Interest Expense, net
Interest expense was $54 million for the six months ended March 29, 2013 compared with $44 million for the six months ended March 30, 2012. Interest expense for the six months ended March 29, 2013 is comprised primarily of interest on our long-term debt, which reflects an increase in borrowings related to the issuance of $700 million in notes during January 2013. Interest expense for the six months ended March 30, 2012 includes allocated interest expense related to Tyco's external debt of $42 million.
Other Income
During the six months ended March 29, 2013, the Company recorded $22 million of other income, which is comprised primarily of $21 million of non-taxable income recorded pursuant to the tax sharing agreement entered into in conjunction with the Separation. See Note 9 to the Condensed, Consolidated and Combined Financial Statements for more information.
Income Tax Expense
Income tax expense of $116 million decreased $4 million for the six months ended March 29, 2013 as compared to the six months ended March 30, 2012, while the effective tax rate fell to 35.4% from 37.7%. The effective tax rate reflects the favorable impact resulting from $21 million in non-taxable other income, partially offset by the impact of a discrete charge of $6 million due to a California legislative change enacted on November 6, 2012. See Note 9 to the Condensed, Consolidated and Combined Financial Statements for more information on other income. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.

Non-GAAP Measures
In an effort to provide investors with additional information regarding our results as determined by GAAP, we also disclose non-GAAP measures which management believes provide useful information to investors. These measures consist of EBITDA and FCF. These measures are not financial measures under GAAP and should not be considered as substitutes for net income, operating profit, cash from operating activities or any other operating performance measure calculated in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. We use EBITDA to measure the operational strength and performance of our business. We use FCF as an additional performance measure of our ability to service debt, make other investments and return capital to shareholders through dividends and share repurchases. These measures, or measures that are based on them, may be used as components in our incentive compensation plans.
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
The tables below reconcile EBITDA to net income and FCF to cash flows from operating activities.
EBITDA

	For the Quarters Ended		For the Six Months Ended
(in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net income	$107	$105	$212	$198
Interest expense, net	30	22	54	44
Income tax expense	53	59	116	120
Depreciation and intangible asset amortization	232	215	459	427
Amortization of deferred subscriber acquisition costs	30	28	60	55
Amortization of deferred subscriber acquisition revenue	(33)	(30)	(65)	(59)
EBITDA	$419	$399	$836	$785
EBITDA of $419 million increased $20 million, or 5.0%, for the quarter ended March 29, 2013 and $51 million, or 6.5%, for the six months ended March 29, 2013, as compared with the same periods of the prior year. These increases were primarily due to the impact of higher recurring customer revenue, partially offset by the impact of increased cost to serve expenses. Additionally, other income related to the 2012 Tax Sharing Agreement increased EBITDA for both the quarter and six months ended March 29, 2013. See Note 1 to the Condensed, Consolidated and Combined Financial Statements for more information on other income.

FCF

	For the Six Months Ended
(in millions)	March 29, 2013	March 30, 2012
Net cash provided by operating activities	$812	$709
Dealer generated customer accounts and bulk account purchases	(290)	(323)
Subscriber system assets	(265)	(172)
Capital expenditures	(27)	(12)
FCF	$230	$202
For the six months ended March 29, 2013, FCF increased $28 million compared to the six months ended March 30, 2012. This increase was primarily due to an increase of $103 million in net cash provided by operating activities, which primarily resulted from higher EBITDA and improvements in working capital, and a decrease of $33 million in cash paid for dealer generated customer accounts and bulk account purchases. These factors were partially offset by an increase of $93 million in internally generated subscriber systems and an increase of $15 million in capital expenditures. Approximately $55 million of the increase in internally generated subscriber systems resulted from the mix shift toward more ADT-owned systems and is substantially offset by higher cash flows from operating activities related to increases in deferred subscriber acquisition revenue.

Liquidity and Capital Resources
Liquidity and Cash Flow Analysis
Significant factors driving our liquidity position include cash flows generated from operating activities and investments in internally generated subscriber systems and dealer generated customer accounts. Our cash flows from operations includes cash received from monthly recurring revenue and upfront installation fees received from customers, less cash costs to provide services to our customers, including general and administrative costs, and certain costs associated with acquiring new customers. Historically, we have generated and expect to continue to generate positive cash flow from operations. Prior to the Separation, our cash was regularly “swept” by Tyco at its discretion in conjunction with its centralized approach to cash management and financing of operations. Transfers of cash both to and from Tyco's cash management system are reflected as changes in parent company investment in the Condensed, Consolidated and Combined Statement of Cash Flows for the six months ended March 30, 2012.
Liquidity
At March 29, 2013, we had $419 million in cash and equivalents and another $750 million available under our revolving credit facility. As of March 29, 2013, we had not borrowed under our revolving credit facility. Our primary future cash needs are centered on operating activities, working capital, capital expenditures, strategic investments and dividends. In addition, we may use cash to repurchase shares of our common stock under our $2 billion share repurchase program. We believe our cash position, amounts available under our revolving credit facility and cash provided by operating activities will be adequate to cover our operational and business needs in the next twelve months.
On January 14, 2013, we issued $700 million aggregate principal amount of 4.125% senior notes due 2023 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended. Net cash proceeds from the issuance of this term indebtedness totaled $694 million and were primarily used for the repurchase of outstanding shares of our common stock. Interest is payable on June 15 and December 15 of each year, commencing on June 15, 2013. We may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
Share Repurchases
On November 26, 2012, our board of directors approved $2 billion of share repurchases over a period of three years.  Pursuant to this approval, we may enter into accelerated share repurchase plans as well as open market share repurchase plans in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“10b5-1 Plans”). During the six months ended March 29, 2013, we repurchased 3.5 million shares of our common stock at an average price of $47.16 per share under 10b5-1 Plans. The total cost of shares repurchased under these plans for the six months ended March 29, 2013 was approximately $166 million, with $160 million paid in cash during the period. Additionally, during April 2013, we repurchased 0.7 million shares of our common stock for approximately $34 million under 10b5-1 Plans.

On January 29, 2013, we entered into an accelerated share repurchase agreement under which we repurchased 12.6 million shares of our common stock for $600 million at an average price of $47.60 per share. This accelerated share repurchase program, which was funded with proceeds from our January 2013 debt offering, was completed on April 2, 2013.
Dividends
During the six months ended March 29, 2013 our board of directors declared three quarterly dividends on our common stock of $0.125 per share. The dividend declared on November 26, 2012 was paid on December 18, 2012 to stockholders of record on December 10, 2012. The dividend declared on January 10, 2013 was paid on February 20, 2013 to stockholders of record on January 30, 2013. The dividend declared on March 14, 2013 will be paid on May 15, 2013 to stockholders of record on April 24, 2013. We currently anticipate that all of these dividends will likely represent a return of capital to our stockholders.
Cash Flows from Operating Activities
For the six months ended March 29, 2013 and March 30, 2012, we reported net cash provided by operating activities of $812 million and $709 million, respectively. See discussion of changes in net cash provided by operating activities included in FCF under “-Results of Operations-Non-GAAP Measures.”
Cash Flows from Investing Activities

	For the Six Months Ended
(in millions)	March 29, 2013	March 30, 2012
Net cash used in investing activities	$(599)	$(507)
In order to maintain and grow our customer base and to expand our infrastructure, we typically reinvest the cash provided by our operating activities into our business. These investments are intended to generate new customer accounts, enhance the overall customer experience, improve productivity of our field workforce and support greater efficiency of our back office systems and our customer care centers. For the six months ended March 29, 2013 and March 30, 2012, our investing activities included cash paid for subscriber system asset additions and capital expenditures totaling $292 million and $184 million, respectively. Additionally, during the six months ended March 29, 2013 and March 30, 2012, we paid $290 million and $323 million, respectively, for customer contracts for electronic security services. Customer contracts generated under the ADT dealer program and bulk account purchases during the six months ended March 29, 2013 and March 30, 2012 totaled approximately 242,000 and 267,000, respectively. Finally, on October 1, 2012, we acquired Absolute Security which resulted in net cash paid of $16 million during the period.
Cash Flows from Financing Activities

	For the Six Months Ended
(in millions)	March 29, 2013	March 30, 2012
Net cash used in financing activities	$(27)	$(177)
For the six months ended March 29, 2013, the net cash used in financing activities was primarily the result of $760 million in repurchases of our common stock under our approved share repurchase plan, which were funded with the $694 million in net proceeds from our January 2013 debt offering. Additionally, during the six months ended March 29, 2013, we paid dividends on our common stock of $58 million and $6 million for share repurchases related to shares purchased from employees to cover tax withholdings. We also received $72 million in proceeds from the exercise of stock options and $32 million in funds from Tyco, which related to the allocation of funds between the companies as outlined in the Separation and Distribution Agreement between Tyco and ADT. For the six months ended March 30, 2012, the net cash used in financing activities was primarily the result of changes in parent company investment of ($177) million.

Off-Balance Sheet Arrangements
As of March 29, 2013, we had $16 million in standby letters of credit related to our insurance programs. We had no off-balance sheet arrangements as of September 28, 2012.

Critical Accounting Policies and Estimates
The preparation of the Condensed, Consolidated and Combined Financial Statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for revenue recognition, depreciation and amortization methods of security monitoring-related assets, loss contingencies, acquisitions, goodwill and indefinite-lived intangible assets, long-lived assets and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During fiscal 2013, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated and Combined Financial Statements and accompanying notes contained in our 2012 Form 10-K. See Note 1 to the Condensed, Consolidated and Combined Financial Statements for information about recent accounting pronouncements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure discussed in our 2012 Form 10-K.

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
Based on management's evaluation, our CEO and CFO concluded that, as of March 29, 2013, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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
Other than those noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
We have been named as a defendant in two putative class actions that were filed on behalf of purported classes of persons who claim to have received unsolicited “robocalls” in contravention of the U.S. Telephone Consumer Protection Act (“TCPA”). These lawsuits were brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received such unsolicited calls, claiming that millions of calls were made by third party entities on our behalf. We assert that such entities were not retained by us nor authorized to make calls on our behalf. These matters have been consolidated in the United States District Court for the Northern District of Illinois into one civil action. We have entered into an agreement to settle this litigation, and the District Court granted preliminary approval of the settlement on February 19, 2013. During fiscal year 2012, we increased our legal reserves by $15 million to reflect this development. The settlement is subject to the completion of final approval of the District Court.
In addition, we are subject to various claims and lawsuits in the ordinary course of our business, including from time to time contractual disputes, product and general liability claims, claims that we have infringed the intellectual property rights of others, claims related to alleged security system failures and consumer class actions. We have recorded accruals for losses that we believe are probable to occur and are reasonably estimable. See Note 9 to the Condensed, Consolidated and Combined Financial Statements for further information. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.
ADT's significant business risks are described in Part I, Item 1A. in our 2012 Form 10-K. Management does not believe that there have been any material changes in our risk factors from those previously disclosed in our 2012 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
12/29/12 - 01/25/13	1,587,986	$46.83	1,587,986	$1,899,975,908
01/26/13 - 03/01/13	11,894,686	$52.24	11,894,686	$1,278,580,787
03/02/13 - 03/29/13	925,870	$48.88	925,000	$1,233,364,909
Total	14,408,542	$51.43	14,407,672	$1,233,364,909

(1)	Includes shares withheld from employees to satisfy tax withholding obligations that arose from the vesting of restricted stock units.

(2)
Average price per share reflects the total cost for the accelerated share repurchase program of $600 million, which was paid in February 2013. Upon completion of this accelerated share repurchase program on April 2, 2013, the Company received 1.2 million additional shares of its common stock. Overall, the average settlement price for the shares repurchased under this program was $47.60. See Note 5 and Note 12 to the Condensed, Consolidated and Combined Financial Statements for further information.

(3)	On November 26, 2012, the Company's board of directors approved $2 billion of share repurchases over a period of three years.
The transactions described in the table above primarily pertain to the repurchase of common stock as part of the $2 billion, three-year share repurchase program approved by the Company's board of directors on November 26, 2012 (“2012 Share Repurchase Program”). In addition, the Company also acquires shares from certain employees in order to satisfy employee tax withholding requirements in connection with the vesting of restricted stock units. During the quarter ended March 29, 2013, 870 shares were acquired in these vesting-related transactions outside of the share repurchase program. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased.

Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.
Item 6.     Exhibits.

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(5)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation	(3)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation	(4)

3.3	Amended and Restated Bylaws of The ADT Corporation	(6)

4.1	Fourth Supplemental Indenture, dated as of January 14, 2013, between The ADT Corporation and Wells Fargo Bank, National Association	(7)

4.2	Exchange and Registration Rights Agreement, dated as of January 14, 2013, among The ADT Corporation and the purchasers identified therein	(7)

10.1	Master Confirmation and Form of Supplemental Confirmation between The ADT Corporation and Credit Suisse International dated January 29, 2013	(8)

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter ended March 29, 2013 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed, Consolidated and Combined Statements of Operations, (iii) the Condensed, Consolidated and Combined Statements of Comprehensive Income, (iv) the Condensed, Consolidated and Combined Statements of Stockholders' Equity, (v) the Condensed, Consolidated and Combined Statements of Cash Flows, and (vi) the Notes to Condensed, Consolidated and Combined Financial Statements

(1)	Incorporated by reference from the respective exhibit to The ADT Corporation's Registration Statement on Form 10 filed on April 10, 2010

(2)	Incorporated by reference from the respective exhibit to Amendment No. 3 to The ADT Corporation's Registration Statement on Form 10 filed on July 27, 2012

(3)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on September 20, 2012

(4)	Incorporated by reference from the respective exhibit to The ADT Corporation's Form S-8 Registration Statement, as filed on September 27, 2012 (File No.333-184144)

(5)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2012

(6)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on December 6, 2012

(7)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on January 14, 2013

(8)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on February 4, 2013

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADT CORPORATION
By: /s/ KATHRYN A. MIKELLS
Kathryn A. Mikells
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 1, 2013

EXHIBIT INDEX

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(5)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation	(3)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation	(4)

3.3	Amended and Restated Bylaws of The ADT Corporation	(6)

4.1	Fourth Supplemental Indenture, dated as of January 14, 2013, between The ADT Corporation and Wells Fargo Bank, National Association	(7)

4.2	Exchange and Registration Rights Agreement, dated as of January 14, 2013, among The ADT Corporation and the purchasers identified therein	(7)

10.1	Master Confirmation and Form of Supplemental Confirmation between The ADT Corporation and Credit Suisse International dated January 29, 2013	(8)

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter ended March 29, 2013 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed, Consolidated and Combined Statements of Operations, (iii) the Condensed, Consolidated and Combined Statements of Comprehensive Income, (iv) the Condensed, Consolidated and Combined Statements of Stockholders' Equity, (v) the Condensed, Consolidated and Combined Statements of Cash Flows, and (vi) the Notes to Condensed, Consolidated and Combined Financial Statements

(1)	Incorporated by reference from the respective exhibit to The ADT Corporation's Registration Statement on Form 10 filed on April 10, 2010

(2)	Incorporated by reference from the respective exhibit to Amendment No. 3 to The ADT Corporation's Registration Statement on Form 10 filed on July 27, 2012

(3)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on September 20, 2012

(4)	Incorporated by reference from the respective exhibit to The ADT Corporation's Form S-8 Registration Statement, as filed on September 27, 2012 (File No.333-184144)

(5)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2012

(6)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on December 6, 2012

(7)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on January 14, 2013

(8)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on February 4, 2013