Form 10-Q
period 2013-06-28
ADT Corp
filed 2013-07-31
CIK 1546640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2013
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to

Commission File Number: 001-35502

The ADT Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4517261
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
1501 Yamato Road, Boca Raton, Florida (Address of Principal Executive Offices)	33431 (Zip Code)

(561) 988-3600

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                            Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 210,519,616 as of July 24, 2013.

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Condensed and Consolidated Balance Sheets (Unaudited) as of June 28, 2013 and September 28, 2012	1

	Condensed, Consolidated and Combined Statements of Operations (Unaudited) for the quarters and nine months ended June 28, 2013 and June 29, 2012	2

	Condensed, Consolidated and Combined Statements of Comprehensive Income (Unaudited) for the quarters and nine months ended June 28, 2013 and June 29, 2012	3

	Condensed, Consolidated and Combined Statements of Stockholders' Equity (Unaudited) for the nine months ended June 28, 2013 and June 29, 2012	4

	Condensed, Consolidated and Combined Statements of Cash Flows (Unaudited) for the nine months ended June 28, 2013 and June 29, 2012	5

	Notes to Condensed, Consolidated and Combined Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II.	Other Information	27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

Exhibit Index		30

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADT CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except share and per share data)

	June 28, 2013	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$272	$234
Accounts receivable trade, less allowance for doubtful accounts of $27 and $25, respectively	75	78
Inventories	53	42
Prepaid expenses and other current assets	93	46
Deferred income taxes	123	40
Total current assets	616	440
Property and equipment, net	222	217
Subscriber system assets, net	1,916	1,744
Goodwill	3,414	3,400
Intangible assets, net	2,854	2,861
Deferred subscriber acquisition costs, net	502	464
Other assets	131	134
Total Assets	$9,655	$9,260

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$3	$2
Accounts payable	181	144
Accrued and other current liabilities	214	181
Income taxes payable	43	—
Deferred revenue	249	245
Total current liabilities	690	572
Long-term debt	3,224	2,525
Deferred subscriber acquisition revenue	740	675
Deferred tax liabilities	359	157
Other liabilities	188	174
Total Liabilities	5,201	4,103

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Common stock – authorized 1,000,000,000 shares of $0.01 par value; issued and outstanding shares – 212,584,879 as of June 28, 2013 and 231,094,332 as of September 28, 2012	2	2
Additional paid-in capital	4,144	5,062
Retained earnings	239	—
Accumulated other comprehensive income	69	93
Total Stockholders’ Equity	4,454	5,157
Total Liabilities and Stockholders’ Equity	$9,655	$9,260
See Notes to Condensed, Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONDENSED, CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue	$833	$814	$2,463	$2,416
Cost of revenue	343	344	1,020	1,038
Selling, general and administrative expenses	292	277	874	823
Separation costs	6	—	17	—
Operating income	192	193	552	555
Interest income	1	—	1	—
Interest expense	(32)	(26)	(86)	(70)
Other income	1	—	23	—
Income before income taxes	162	167	490	485
Income tax expense	(49)	(65)	(165)	(185)
Net income	$113	$102	$325	$300

Net income per share:
Basic	$0.52	$0.44	$1.44	$1.29
Diluted	$0.52	$0.43	$1.43	$1.27

Weighted-average number of shares:
Basic	217	232	225	232
Diluted	219	236	228	236

Cash dividends declared per ordinary share	$—	$—	$0.375	$—
See Notes to Condensed, Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONDENSED, CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income	$113	$102	$325	$300
Other comprehensive (loss) income:
Foreign currency translation	(13)	(10)	(24)	2
Retirement plans, net of tax benefit of $0, $0, $0 and $0, respectively	—	(11)	—	(14)
Total other comprehensive loss, net of tax	(13)	(21)	(24)	(12)
Comprehensive income	$100	$81	$301	$288
See Notes to Condensed, Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONDENSED, CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of September 30, 2011	—	$—	$—	$5,152	$79	$5,231
Total comprehensive income				300	(12)	288
Change in parent company investment				(231)		(231)
Balance as of June 29, 2012	—	$—	$—	$5,221	$67	$5,288

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of September 28, 2012	231	$2	$5,062	$—	$93	$5,157
Total comprehensive income				325	(24)	301
Dividends declared (See Note 5)				(86)		(86)
Common stock repurchases	(23)		(1,068)			(1,068)
Exercise of stock options and vesting of restricted stock units	5		77			77
Stock-based compensation expense			14			14
Separation-related adjustments to additional paid-in capital			59			59
Balance as of June 28, 2013	213	$2	$4,144	$239	$69	$4,454
See Notes to Condensed, Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONDENSED, CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the Nine Months Ended
	June 28, 2013	June 29, 2012
Cash Flows from Operating Activities:
Net income	$325	$300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization	697	646
Amortization of deferred subscriber acquisition costs	91	82
Amortization of deferred subscriber acquisition revenue	(99)	(89)
Stock-based compensation expense	14	6
Deferred income taxes	165	185
Provision for losses on accounts receivable and inventory	39	38
Other non-cash items	5	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(36)	(19)
Inventories	(13)	(26)
Accounts payable	38	23
Accrued and other liabilities	49	(20)
Income taxes, net	—	(7)
Deferred subscriber acquisition costs	(132)	(119)
Deferred subscriber acquisition revenue	170	109
Other	(40)	22
Net cash provided by operating activities	1,273	1,131
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(428)	(494)
Subscriber system assets	(415)	(268)
Capital expenditures	(47)	(44)
Acquisition of businesses, net of cash acquired	(16)	—
Other	(2)	(9)
Net cash used in investing activities	(908)	(815)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	77	—
Repurchases of common stock under approved program	(1,062)	—
Repurchases of common stock for employee related program	(6)	—
Dividends paid	(86)	—
Proceeds received for allocation of funds related to the Separation	61	—
Proceeds from long-term borrowings	700	—
Repayment of long-term debt	(2)	(1)
Debt issuance costs	(6)	—
Allocated debt activity	—	35
Change in parent company investment	—	(420)
Other	—	5
Net cash used in financing activities	(324)	(381)

Effect of currency translation on cash	(3)	3

Net increase (decrease) in cash and cash equivalents	38	(62)
Cash and cash equivalents at beginning of period	234	65
Cash and cash equivalents at end of period	$272	$3
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
The Condensed, Consolidated and Combined Financial Statements reflect the Company's financial position, results of operations and cash flows in conformity with GAAP. The Condensed and Consolidated Balance Sheets as of June 28, 2013 and September 28, 2012 reflect the consolidated financial position of ADT and its subsidiaries as an independent publicly-traded company. Additionally, the Company's Condensed, Consolidated and Combined Statements of Operations and Comprehensive Income for the quarter and nine months ended June 28, 2013, as well as the Condensed, Consolidated and Combined Statement of Cash Flows for the nine months ended June 28, 2013, reflect ADT's operations and cash flows as a standalone company. Prior to the Separation on September 28, 2012, the Company's financial position, results of operations and cash flows consisted of Tyco's residential and small business security business in the United States, Canada and certain U.S. territories and were derived from Tyco's historical accounting records and presented on a carve-out basis. As such, the Company's Condensed, Consolidated and Combined Statements of Operations and Comprehensive Income for the quarter and nine months ended June 29, 2012 and the Condensed, Consolidated and Combined Statement of Cash Flows for the nine months ended June 29, 2012, consist of the combined results of operations of the ADT North American Residential Security Business of Tyco.
For periods prior to the Separation, the Company's financial statements included allocations of certain working capital, property and equipment, and operating expense balances. In addition, debt and related interest expense as well as certain general corporate overhead expenses were allocated by Tyco to the Company for the financial statements presented on a carve-out basis. The allocation of corporate overhead expenses from Tyco was based on the relative proportion of either the Company's headcount or revenue to Tyco's consolidated headcount or revenue. Corporate overhead expenses primarily related to centralized corporate functions, including finance, treasury, tax, legal, information technology, internal audit, human resources and risk management functions. During the quarter and nine months ended June 29, 2012, the Company was allocated $11 million and $39 million, respectively, of general corporate expenses incurred by Tyco which are included within selling, general and administrative expenses in the Condensed, Consolidated and Combined Statement of Operations. The allocation of interest expense from Tyco was based on an assessment of the Company's share of Tyco's external debt using historical data. During the quarter and nine months ended June 29, 2012, the Company was allocated $22 million and $64 million, respectively, of interest expense incurred by Tyco.

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
Separation Costs—During the quarter and nine months ended June 28, 2013, the Company incurred charges directly related to the Separation of $6 million and $17 million, respectively. These costs are reflected in separation costs in the Company's Condensed, Consolidated and Combined Statements of Operations.
Other Income—During the quarter and nine months ended June 28, 2013, the Company recorded $1 million and $23 million, respectively, of other income, which is comprised primarily of $1 million and $22 million, respectively, of non-taxable income recorded pursuant to the tax sharing agreement entered into in conjunction with the Separation. See Note 9 for further information.
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
Inventories—Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value. Inventories consisted of the following ($ in millions):

	June 28, 2013	September 28, 2012
Work in progress	$3	$6
Finished goods	50	36
Inventories	$53	$42
Financial Instruments—The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. Included in cash and cash equivalents as of June 28, 2013 and September 28, 2012 is approximately $258 million and $187 million, respectively, of available-for-sale securities, representing cash invested in money market mutual funds. These investments are classified as “Level 1” for purposes of fair value measurement, which is performed each reporting period. The fair value of cash and cash equivalents, including the money market mutual funds, accounts receivable and accounts payable approximated book value as of June 28, 2013 and September 28, 2012 because of their short-term nature.
The fair value of the Company's unsecured notes as of September 28, 2012 was determined using prices for ADT's securities obtained from multiple external pricing services, which is considered a Level 2 input. During the quarter ended June 28, 2013, the Company completed exchange offers for both the $2.5 billion notes issued in July 2012 and the $700 million notes issued in January 2013. See Note 4 for further information on the Company's exchange offers. The completion of these exchange offers enables the Company to use broker-quoted market prices to determine the fair value of its debt. Therefore the fair value of the Company's unsecured notes as of June 28, 2013 was determined using these quoted market prices, which is considered a Level 2 input. The carrying value and fair value of the Company's debt that is subject to fair value disclosures as of June 28, 2013 and September 28, 2012 is as follows ($ in millions):

	June 28, 2013		September 28, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
2.250% notes due July 2017	$749	$736	$749	$766
3.500% notes due July 2022	998	917	998	1,038
4.125% notes due June 2023	700	658	—	—
4.875% notes due July 2042	742	632	742	798
Total	$3,189	$2,943	$2,489	$2,602

Guarantees—As of June 28, 2013, the Company had $16 million in standby letters of credit related to its insurance programs. The Company had no letters of credit as of September 28, 2012.
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
2.    Acquisitions
Dealer Generated Customer Accounts and Bulk Account Purchases
During the nine months ended June 28, 2013 and June 29, 2012, the Company paid $428 million and $494 million, respectively, for customer contracts for electronic security services. Customer contracts generated under the ADT dealer program and bulk account purchases during the nine months ended June 28, 2013 and June 29, 2012, totaled approximately 355,000 and 403,000, respectively.
Acquisitions
On October 1, 2012, the Company completed the acquisition of Absolute Security, which had been an ADT authorized dealer, with $16 million of cash paid in the period. This acquisition was not material to the Company's financial statements. There were no acquisitions made by the Company during the nine months ended June 29, 2012.

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

The changes in the carrying amount of goodwill as of June 28, 2013 and September 28, 2012 are as follows ($ in millions):

Balance as of September 28, 2012	$3,400
Acquisitions	20
Currency translation	(6)
Balance as of June 28, 2013	$3,414

Balance as of September 30, 2011	$3,395
Currency translation	5
Balance as of September 28, 2012	$3,400

Other Intangible Assets

The following table sets forth the gross carrying amounts and accumulated amortization of the Company's other intangible assets as of June 28, 2013 and September 28, 2012 ($ in millions):

	June 28, 2013		September 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$7,528	$4,679	$7,247	$4,392
Other	12	7	12	6
Total	$7,540	$4,686	$7,259	$4,398
Changes in the net carrying amount of contracts and related customer relationships as of June 28, 2013 and September 28, 2012 are as follows ($ in millions):

Balance as of September 28, 2012	$2,855
Customer contract additions, net of dealer charge-backs	427
Amortization	(422)
Currency translation	(11)
Balance as of June 28, 2013	$2,849

Balance as of September 30, 2011	$2,749
Customer contract additions, net of dealer charge-backs	642
Amortization	(544)
Currency translation	8
Balance as of September 28, 2012	$2,855

Other than goodwill, the Company does not have any other indefinite-lived intangible assets as of June 28, 2013 and September 28, 2012. Intangible asset amortization expense for the quarters ended June 28, 2013 and June 29, 2012 was $142 million and $138 million, respectively. Intangible asset amortization expense for the nine months ended June 28, 2013 and June 29, 2012 was $423 million and $407 million, respectively. The estimated aggregate amortization expense for intangible assets is expected to be approximately $147 million for the remainder of 2013, $506 million for 2014, $428 million for 2015, $361 million for 2016, $303 million for 2017 and $1,109 million for 2018 and thereafter.
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
As part of the Company's issuances of long-term notes in July 2012 and January 2013, the Company entered into exchange and registration rights agreements with the initial purchasers of the notes. Under each of these agreements, the Company is obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, or provide a shelf registration statement to cover resales of such notes if the exchange offer is not complete within 365 days after closing of the respective notes issuance. On April 1, 2013, the Company commenced an offer to exchange the $2.5 billion notes issued in July 2012, and on April 18, 2013, the Company commenced an offer to exchange the $700 million notes issued in January 2013. These exchange offers were completed during the third quarter of fiscal year 2013.
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
On March 14, 2013, the Company's board of directors declared a quarterly dividend on ADT's common stock of $0.125 per share. This dividend was paid on May 15, 2013 to stockholders of record on April 24, 2013.
Share Repurchase Program
On November 26, 2012, the Company's board of directors approved $2 billion of share repurchases over a period of three years. Pursuant to this approval, the Company may enter into accelerated share repurchase plans as well as repurchase shares on the open market. During the nine months ended June 28, 2013, the Company made open market repurchases of 10.6 million shares of ADT common stock at an average price of $43.74 per share. The total cost of open market repurchases for the nine months ended June 28, 2013 was approximately $462 million, all of which was paid during the period.
On January 29, 2013, the Company entered into an accelerated share repurchase agreement under which it repurchased 12.6 million shares of ADT's common stock for $600 million at an average price of $47.60 per share. This accelerated share repurchase program, which was funded with proceeds from the January 2013 Debt Offering, was completed on April 2, 2013.
All the Company's repurchases were treated as effective retirements of the purchased shares and therefore reduced reported shares issued and outstanding by the number of shares repurchased. In addition, the Company recorded the excess of the purchase price over the par value of the common stock as a reduction to additional paid-in capital.
Other
During the nine months ended June 28, 2013, the Company made adjustments to additional paid-in capital, which primarily resulted from the receipt of $61 million in cash from Tyco and Pentair Ltd., formerly Tyco Flow Control International, Ltd. ("Pentair") related to the allocation of funds in accordance with the 2012 Separation and Distribution Agreement.

6.    Retirement Plans
Defined Benefit Pension Plan
The Company sponsors one noncontributory defined benefit retirement plan covering certain of its U.S. employees. This pension plan was frozen during fiscal year 2011. The net periodic benefit cost for this pension plan was not material for the quarters and nine months ended June 28, 2013 and June 29, 2012.
The Company's funding policy is to make contributions in accordance with U.S. laws as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that it will contribute at least the minimum required to its pension plan in fiscal year 2013 of $2 million. During the nine months ended June 28, 2013, the Company made contributions to its pension plan of $0.8 million.
Prior to the Separation, the pension plan was a commingled plan and included plan participants of other Tyco subsidiaries. Therefore, for the quarter and nine months ended June 29, 2012, the Company recorded its portion of the commingled plan expense and the related obligations, which had been actuarially determined based on the Company's specific benefit formula by participant and allocated plan assets. In conjunction with the Separation, the pension plan was legally separated, and assets were reallocated based on the ERISA prescribed calculation.
Postretirement Benefit Plans
Net periodic postretirement benefit cost was not material for the quarters and nine months ended June 28, 2013 and June 29, 2012.
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
8.    Income Taxes
Unrecognized Tax Benefits
The Company did not have a significant change to its unrecognized tax benefits during the nine months ended June 28, 2013. The Company's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible that up to $40 million in unrecognized tax benefits may be resolved in the next twelve months. The resolution of certain components of the Company's uncertain tax positions will be offset by an adjustment to the receivable from Tyco, which was recorded pursuant to the tax sharing agreement entered into in conjunction with the Separation.  See Note 9 for more information on this tax sharing agreement.
Effective Tax Rate
The Company's income tax expense for the quarter and nine months ended June 28, 2013 totaled $49 million and $165 million, respectively, resulting in an effective tax rate for the periods of 30.2% and 33.7%, respectively. In June 2013, the Company filed its tax returns for fiscal year 2012. These tax returns included the first consolidated tax return consisting of the entities that comprise ADT after the Separation, and therefore, reflect the Company's business activities and tax provisions on a stand-alone basis. During the preparation of the tax returns, the Company determined that it expects to settle its net deferred tax liabilities at a lower effective state tax rate than as a member of Tyco's affiliated group prior to the Separation. Accordingly, during the quarter ended June 28, 2013, the Company reduced its net deferred tax liability and recorded a benefit in its income tax provision of $7 million. Additionally, the effective tax rates for the quarter and nine months ended June 28, 2013 reflect the favorable impact resulting from non-taxable other income of $1 million and $22 million, respectively. See Note 9 for more information on other income. The effective tax rate for the nine months ended June 28, 2013 also reflects the impact of a discrete charge of $6 million due to a California legislative change enacted on November 6, 2012. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.

Other
In addition to the unrecognized tax benefits discussed above, Tyco has advised the Company that it expects to resolve certain issues with the Internal Revenue Service (“IRS”) for tax years 2005 through 2007 that will result in ADT making a payment of income taxes to the IRS within the next twelve months in the amount of $36 million. The increase in income taxes payable was primarily offset by an increase to a tax credit carryforward, which reduced the Company's net deferred tax liability. Both the increase in income taxes payable and the decrease in the net deferred tax liability were recorded in the quarter ended June 28, 2013.
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
Telephone Consumer Protection Act
The Company was named as a defendant in two putative class actions that were filed on behalf of purported classes of persons who claim to have received unsolicited “robocalls” in contravention of the U.S. Telephone Consumer Protection Act (“TCPA”). These lawsuits were brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received such unsolicited calls, claiming that millions of calls were made by third party entities on the Company's behalf. The Company asserts that such entities were not retained by, nor authorized to make calls on behalf of, the Company. During fiscal year 2012, the Company entered into an agreement to settle this litigation and increased its legal reserve by $15 million. On June 21, 2013, the District Court approved the settlement and entered a Final Order of Judgment and Dismissal. Final payment is expected to be made in the fourth fiscal quarter of 2013.
Income Tax Matters
In connection with the Separation from Tyco, the Company entered into a tax sharing agreement (the “2012 Tax Sharing Agreement”) with Tyco and Pentair that governs the rights and obligations of the Company, Tyco and Pentair for certain pre-Separation tax liabilities, including Tyco's obligations under the tax sharing agreement among Tyco, Covidien Ltd. (“Covidien”), and TE Connectivity Ltd. (“TE Connectivity”) entered into in 2007 (the “2007 Tax Sharing Agreement”). The Company is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement's sharing formulae. Tyco and Pentair are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement's sharing formulae.
With respect to years prior to and including the 2007 separation of Covidien and TE Connectivity by Tyco, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Although Tyco has advised ADT that it has resolved a substantial number of these adjustments, a few significant items remain open with respect to IRS audits of the 1997 through 2004 tax years. On July 1, 2013, Tyco announced that the IRS issued

Notices of Deficiency (“Tyco IRS Notices”) to Tyco primarily related to the treatment of certain intercompany debt transactions.  These notices assert that additional taxes of $883 million plus penalties of $154 million are owed based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries, as they existed at that time. Further, Tyco reported receiving Final Partnership Administrative Adjustments (the “Partnership Notices”) for certain U.S. partnerships owned by its former U.S. subsidiaries, for which Tyco estimates an additional tax deficiency of approximately $30 million will be asserted. The additional tax assessments related to the Tyco IRS Notices and the Partnership Notices exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings is proved correct. Tyco has advised the Company that it intends to petition the U.S. Tax Court to contest the IRS assessments. Tyco has further advised the Company that it strongly disagrees with the IRS position and believes (i) it has meritorious defenses for the respective tax filings, (ii) the IRS positions with regard to these matters are inconsistent with applicable tax laws and Treasury regulations, and (iii) the previously reported taxes for the years in question are appropriate. If the IRS should successfully assert its position, the Company's share of the collective liability, if any, would be determined pursuant to the 2012 Tax Sharing Agreement. In accordance with the 2012 Tax Sharing Agreement, the amount ultimately assessed would have to be in excess of $1.85 billion before the Company would be required to pay any of the amounts assessed.  The Company believes that its income tax reserves and the liabilities recorded in the consolidated balance sheet for the 2012 Tax Sharing Agreement continue to be appropriate. No payments with respect to these matters would be required until the dispute is resolved in the U.S. Tax Court, which Tyco has advised the Company, could take several years. However, the ultimate resolution of these matters is uncertain, and if the IRS were to prevail, it could have a material adverse impact on the Company's financial condition, results of operations and cash flows, potentially including a reduction in the Company's available net operating loss carryforwards.
In conjunction with the Separation, substantially all of Tyco's outstanding equity awards were converted into like-kind awards of ADT, Tyco and Pentair. Pursuant to the terms of the 2012 Separation and Distribution Agreement, each of the three companies is responsible for issuing its own shares upon employee exercises of stock option awards or vesting of restricted stock units. However, the 2012 Tax Sharing Agreement provides that any allowable compensation tax deduction for such awards is to be claimed by the employee's current employer. The 2012 Tax Sharing Agreement requires the employer claiming a tax deduction for shares issued by the other companies to pay a percentage of the allowable tax deduction to the company issuing the equity. As a result, during the nine months ended June 28, 2013, the Company recorded a net receivable of $22 million due from Tyco and Pentair, the offset of which is reflected as other income in the Company's Condensed, Consolidated and Combined Statements of Operations.
10.    Earnings Per Share
Following the Separation, the Company had 231,094,332 common shares outstanding. This amount was used as the starting point for calculating weighted-average shares outstanding for the periods prior to the Separation. Additionally, diluted weighted-average shares outstanding for the quarter and nine months ended June 29, 2012, was determined assuming that the Separation occurred on the first day of fiscal year 2012. The computation of basic and diluted earnings per share for the quarters and nine months ended June 28, 2013 and June 29, 2012 is as follows:

	For the Quarters Ended		For the Nine Months Ended
(in millions, except per share amounts)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Basic Earnings Per Share
Numerator:
Net income	$113	$102	$325	$300
Denominator:
Weighted-average shares outstanding	217	231	225	231
Effect of vested deferred stock units	—	1	—	1
Basic weighted-average shares outstanding	217	232	225	232

Basic earnings per share	$0.52	$0.44	$1.44	$1.29

	For the Quarters Ended		For the Nine Months Ended
(in millions, except per share amounts)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Diluted Earnings Per Share
Numerator:
Net income	$113	$102	$325	$300
Denominator:
Basic weighted-average shares outstanding	217	232	225	232
Effect of dilutive securities:
Stock options	1	2	2	2
Restricted stock	1	2	1	2
Diluted weighted-average shares outstanding	219	236	228	236

Diluted earnings per share	$0.52	$0.43	$1.43	$1.27
The computation of diluted earnings per share for the quarter and nine months ended June 28, 2013 excludes the effect of the potential exercise of options to purchase approximately 1.0 million shares and 0.8 million shares, respectively, of stock as the effect would have been anti-dilutive. The computation of diluted earnings per share for the quarter and nine months ended June 29, 2012 excludes the effect of the potential exercise of options to purchase approximately 0.8 million shares of stock as the effect would have been anti-dilutive.
11.    Restructuring and Asset Impairment Charges, Net
From time to time, the Company will initiate various restructuring actions which result in employee severance, facility exit and other restructuring costs, as described below. In 2011, the Company initiated a multi-year restructuring program (the “2011 Program”), and in the fourth fiscal quarter of 2012, the Company initiated restructuring actions in conjunction with the Separation. Under these programs, the Company has incurred restructuring and asset impairment charges (reversals), net, which are included in selling, general and administrative expenses in the Company's Condensed, Consolidated and Combined Statements of Operations. A summary of these charges for the quarters and nine months ended June 28, 2013 and June 29, 2012 is as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Employee severance and benefits	$—	$1	$—	$—
Facility exit and other charges	$—	$—	$—	$2
Total	$—	$1	$—	$2
Restructuring and asset impairment charges, net, incurred cumulative to date from initiation of the program are as follows ($ in millions):

	Separation Related Actions	2011 Program	2009 Program
Employee severance and benefits	$2	$4	$10
Facility exit and other charges	—	5	4
Total	$2	$9	$14
The rollforward of the reserves from September 28, 2012 to June 28, 2013 is as follows ($ in millions):

	Separation Related Actions	2011 Program	2009 Program	Total
Balance as of September 28, 2012	$1	$2	$1	$4
Utilization	—	(1)	(1)	(2)
Adjustments	—	(1)	—	(1)
Balance as of June 28, 2013	$1	$—	$—	$1

12.    Subsequent Events
Dividends
On July 19, 2013, the Company's board of directors declared a quarterly dividend on ADT's common stock of $0.125 per share. This dividend will be paid on August 21, 2013 to stockholders of record on July 31, 2013.
Share Repurchase Program
Between June 29, 2013 and July 17, 2013, the Company repurchased 2.1 million shares of its common stock for approximately $88 million.
Other
On July 30, 2013, the Company entered into a definitive agreement to acquire Devcon Security for total cash consideration of $148.5 million. The transaction is expected to be completed in August 2013.

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
The Condensed, Consolidated and Combined Financial Statements include our combined operations, assets and liabilities and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). As part of a plan to separate into three independent companies, on or prior to September 28, 2012, Tyco transferred the equity interests of the entities that held all of the assets and liabilities of its residential and small business security business in the United States and Canada to ADT (the “Separation”). Our Condensed and Consolidated Balance Sheets as of June 28, 2013 and September 28, 2012 reflect the consolidated financial position of ADT and its subsidiaries as an independent publicly-traded company. Additionally, our Condensed, Consolidated and Combined Statements of Operations and Comprehensive Income for the quarter and nine months ended June 28, 2013, as well as the Condensed, Consolidated and Combined Statement of Cash Flows for the nine months ended June 28, 2013 reflect ADT's operations and cash flows as a standalone company. Prior to the Separation on September 28, 2012, our financial position, results of operations and cash flows consisted of Tyco's residential and small business security business in the United States, Canada and certain U.S. territories and were derived from Tyco's historical accounting records and presented on a carve-out basis. As such, our Condensed, Consolidated and Combined Statements of Operations and Comprehensive Income for the quarter and nine months ended June 29, 2012 and our Condensed, Consolidated and Combined Statement of Cash Flows for the nine months ended June 29, 2012 consist of the combined results of operations of the ADT North American Residential Security Business of Tyco.
We conduct business through our operating entities and report financial and operating information in one reportable segment. We have a 52- or 53-week fiscal year that ends on the last Friday in September. Both fiscal year 2013 and fiscal year 2012 are 52-week years.

Business Overview
ADT is a leading provider of electronic security, interactive home and business automation and related monitoring services. We currently serve approximately 6.5 million customers, making us the largest company of our kind in both the United States and Canada.
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
During the third quarter of fiscal 2013, we determined that our customer attrition rates in prior periods have been overstated due to inaccurate capture of certain re-sale activity. As a result, historical customer attrition rates have been adjusted. This adjustment had no impact on our financial statements for any prior periods. The following table reflects the revised rates for periods from September 30, 2011 through March 28, 2013:

	Revised	Previously Reported
September 30, 2011	12.7%	13.0%
December 30, 2011	12.7%	13.0%
March 30, 2012	12.9%	13.2%
June 29, 2012	13.2%	13.5%
September 28, 2012	13.5%	13.8%
December 28, 2012	13.4%	13.8%
March 29, 2013	13.5%	13.9%
Recurring Customer Revenue. Recurring customer revenue is generated by contractual monthly recurring fees for monitoring and other recurring services provided to our customers. Our other revenue consists of revenue associated with the sale of equipment, deferred revenue related to upfront installations fees, non-routine repair and maintenance services and customer termination charges.
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
Free Cash Flow (“FCF”). FCF is a non-GAAP measure that our management employs to measure cash that is free from any significant existing obligation and is available to service debt and make investments. The difference between net cash provided by operating activities (the most comparable GAAP measure) and FCF is the deduction of cash outlays for capital expenditures, subscriber system assets, dealer generated customer accounts and bulk account purchases. A reconciliation of FCF to net cash provided by operating activities is provided under “-Results of Operations-Non-GAAP Measures.”

Results of Operations
Quarter Ended June 28, 2013 Compared with Quarter Ended June 29, 2012

	For the Quarters Ended
(in millions, except as otherwise indicated)	June 28, 2013	June 29, 2012
Recurring customer revenue	$764	$733
Other revenue	69	81
Total revenue	833	814
Operating income	192	193
Interest expense, net	(31)	(26)
Other income	1	—
Income tax expense	(49)	(65)
Net income	$113	$102

Key Performance Indicators:
Ending number of customers (thousands)	6,452	6,447
Gross customer additions (thousands)	276	291
Customer attrition rate (percent)[1]	13.8%	13.2%
Average revenue per customer (dollars)	$40.08	$38.36
Cost to serve expenses	$245	$231
Gross subscriber acquisition cost expenses	$110	$136
EBITDA	$428	$409

[1]	The customer attrition rate for the quarter ended June 29, 2012 has been revised. See discussion under “Key Performance Measures” above for further information.
As mentioned above, we manage our business to optimize a number of factors including: customer additions, costs associated with adding new customers, average revenue per customer, costs related to providing services to customers and customer tenure. In order to understand how these key factors impact our Condensed, Consolidated and Combined Statements of Operations, we consider the following components of our expenses: cost to serve expenses, gross subscriber acquisition cost expenses, and depreciation and amortization. The following tables reflect the location of these costs in our Condensed, Consolidated and Combined Statements of Operations for the quarters ended June 28, 2013 and June 29, 2012:

	For the Quarter Ended June 28, 2013
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$93	$152	$245
Gross subscriber acquisition cost expenses	14	96	110
Depreciation and amortization	225	44	269
Other	11	—	11
Total	$343	$292	$635

	For the Quarter Ended June 29, 2012
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$91	$140	$231
Gross subscriber acquisition cost expenses	35	101	136
Depreciation and amortization	210	36	246
Other	8	—	8
Total	$344	$277	$621

Revenue
Revenue increased by $19 million, or 2.3%, to $833 million for the quarter ended June 28, 2013 as compared with the quarter ended June 29, 2012, as a result of growth in recurring customer revenue, which increased by $31 million, or 4.2%. The majority of this increase was related to higher average revenue per customer. The increase in recurring customer revenue was partially offset by a reduction of $12 million, or 14.8%, in other revenue due to the mix shift toward more ADT-owned systems rather than outright system sales, increasing deferred revenue and reducing current period installation revenue.
Average revenue per customer increased by $1.72, or 4.5%, as of June 28, 2013 compared with June 29, 2012. This increase was primarily due to price escalations on our existing customer base and the addition of new customers at higher rates, including increased take rates on ADT Pulse, as well as the impact of existing customers upgrading to ADT Pulse and other higher priced offerings.
Gross customer additions fell by 15,000, or 5.2%, for the quarter ended June 28, 2013 as compared with the quarter ended June 29, 2012, as a result of lower levels of dealer generated customer accounts and bulk account purchases. Net of attrition, our ending number of customers grew by 5,000, or 0.1%, from June 29, 2012 to June 28, 2013. Annualized customer attrition as of June 28, 2013 was 13.8% compared with 13.2% as of June 29, 2012, and attrition was up 30 basis points from March 29, 2013, primarily as a result of relocations.
Operating Income
Operating income of $192 million decreased by $1 million, or 0.5%, for the quarter ended June 28, 2013 as compared with the quarter ended June 29, 2012. Operating margin was 23.0% for the quarter ended June 28, 2013 compared with 23.7% for the quarter ended June 29, 2012. Operating expenses for the quarter ended June 28, 2013, which included $6 million of non-recurring costs related to the Separation, totaled $641 million, up 3.2% or $20 million as compared with the quarter ended June 29, 2012. The increase in operating expenses includes $23 million in higher depreciation and amortization expense related to our subscriber system assets and dealer generated accounts. This increase primarily reflects the impact of increased take rates on higher cost offerings, including ADT Pulse, as well as the mix shift toward more ADT-owned systems and overall account growth. Cost to serve expenses totaled $245 million for the quarter ended June 28, 2013 as compared to $231 million for the quarter ended June 29, 2012. Cost to serve expenses for the quarter ended June 29, 2012 include integration costs related to the acquisition of Broadview Security of $2 million and approximately $1 million in restructuring related expenses. After considering these items, cost to serve expenses increased by approximately $17 million for the quarter ended June 28, 2013 as compared with the quarter ended June 29, 2012. This increase was primarily a result of higher corporate costs and dis-synergies associated with the separation of our business from the commercial security business of Tyco and account growth. The overall increase in operating expenses was partially offset by a $26 million reduction in gross subscriber acquisition cost expenses, which resulted from the deferral of a higher proportion of upfront installation costs associated with the mix shift toward more ADT-owned systems.
Interest Expense, net
Net interest expense was $31 million for the quarter ended June 28, 2013 compared with $26 million for the quarter ended June 29, 2012. Interest expense for the quarter ended June 28, 2013 is comprised primarily of interest on our long-term debt, which reflects an increase in borrowings related to the issuance of $700 million in notes during January 2013. Interest expense for the quarter ended June 29, 2012 includes $22 million of allocated interest expense related to Tyco's external debt and $3 million of financing costs incurred in connection with a bridge facility.
Other Income
During the quarter ended June 28, 2013, the Company recorded $1 million of other income, which represents non-taxable income recorded pursuant to the tax sharing agreement entered into in conjunction with the Separation. See Note 9 to the Condensed, Consolidated and Combined Financial Statements for more information.
Income Tax Expense
Income tax expense of $49 million decreased $16 million for the quarter ended June 28, 2013 as compared with the quarter ended June 29, 2012, while the effective tax rate fell to 30.2% from 38.9%. The effective tax rate for the quarter ended June 28, 2013 reflects the favorable impact of an adjustment to the state tax rate at which we expect to settle our net deferred tax liabilities. This adjustment resulted in a tax benefit of $7 million during the period. See Note 8 to the Condensed, Consolidated and Combined Financial Statements for more information. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.

Nine Months Ended June 28, 2013 Compared to Nine Months Ended June 29, 2012

	For the Nine Months Ended
(in millions, except as otherwise indicated)	June 28, 2013	June 29, 2012
Recurring customer revenue	$2,264	$2,161
Other revenue	199	255
Total revenue	2,463	2,416
Operating income	552	555
Interest expense, net	(85)	(70)
Other income	23	—
Income tax expense	(165)	(185)
Net income	$325	$300

Summary Cash Flow Data:
Net cash provided by operating activities	$1,273	$1,131
Net cash used in investing activities	(908)	(815)
Net cash used in financing activities	(324)	(381)

Key Performance Indicators:
Ending number of customers (thousands)	6,452	6,447
Gross customer additions (thousands)	836	877
Customer attrition rate (percent)[1]	13.8%	13.2%
Average revenue per customer (dollars)	$40.08	$38.36
Cost to serve expenses	$743	$700
Gross subscriber acquisition cost expenses	$334	$410
EBITDA	$1,264	$1,194
FCF	$383	$325

[1]	The customer attrition rate for the nine months ended June 29, 2012 has been revised. See discussion under “Key Performance Measures” above for further information.
The following tables reflect the location of cost to serve expenses, gross subscriber acquisition cost expenses and depreciation and amortization in our Condensed, Consolidated and Combined Statements of Operations for the nine months ended June 28, 2013 and June 29, 2012:

	For the Nine Months Ended June 28, 2013
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$288	$455	$743
Gross subscriber acquisition cost expenses	42	292	334
Depreciation and amortization	661	127	788
Other	29	—	29
Total	$1,020	$874	$1,894

	For the Nine Months Ended June 29, 2012
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$270	$430	$700
Gross subscriber acquisition cost expenses	126	284	410
Depreciation and amortization	619	109	728
Other	23	—	23
Total	$1,038	$823	$1,861
Revenue
Revenue increased by $47 million, or 1.9%, to $2.5 billion during the nine months ended June 28, 2013 as compared to the nine months ended June 29, 2012, as a result of growth in recurring customer revenue, which increased by $103 million, or 4.8%. The majority of this increase was related to higher average revenue per customer. The increase in recurring customer revenue was partially offset by a reduction of $56 million, or 22.0%, in other revenue due to the mix shift toward more ADT-owned systems rather than outright system sales, increasing deferred revenue and reducing current period installation revenue.
Average revenue per customer increased by $1.72, or 4.5%, as of June 28, 2013 compared with June 29, 2012. This increase was primarily due to price escalations on our existing customer base and the addition of new customers at higher rates, including increased take rates on ADT Pulse, as well as the impact of existing customers upgrading to ADT Pulse and other higher priced offerings.
Gross customer additions fell by 41,000, or 4.7%, during the nine months ended June 28, 2013 as compared to the nine months ended June 29, 2012, primarily as a result of lower dealer channel production. Net of attrition, our ending number of customers grew by 5,000, or 0.1%, from June 29, 2012 to June 28, 2013. Annualized customer attrition as of June 28, 2013 was 13.8% compared with 13.2% as of June 29, 2012, and attrition was up 30 basis points from March 29, 2013, primarily as a result of relocations. We continue to focus on delivering high quality services and our disciplined customer selection process in order to limit customer attrition.
Operating Income
Operating income of $552 million decreased by $3 million, or 0.5%, for the nine months ended June 28, 2013 as compared to the nine months ended June 29, 2012. Operating margin was 22.4% for the nine months ended June 28, 2013 compared with 23.0% for the nine months ended June 29, 2012. Operating expenses for the nine months ended June 28, 2013, which included $17 million of non-recurring costs related to the Separation, totaled $1.9 billion, up 2.7% or $50 million as compared to the nine months ended June 29, 2012. The increase in operating expenses includes $60 million in higher depreciation and amortization expense related to our subscriber system assets and dealer generated accounts. Cost to serve expenses totaled $743 million for the nine months ended June 28, 2013 as compared to $700 million for the nine months ended June 29, 2012. Cost to serve expenses for the nine months ended June 29, 2012 include integration costs related to the acquisition of Broadview Security of $12 million and restructuring related expenses of approximately $2 million. After considering these items, cost to serve expenses increased by approximately $57 million for the nine months ended June 28, 2013 as compared to the nine months ended June 29, 2012. This increase was primarily a result of higher corporate costs and dis-synergies associated with the separation of our business from the commercial security business of Tyco, increased customer service and maintenance expenses driven by investments to improve customer retention and account growth. The overall increase in operating expenses was partially offset by a $76 million reduction in gross subscriber acquisition cost expenses, which resulted from the deferral of a higher proportion of upfront installation costs associated with the mix shift toward more ADT-owned systems.
Interest Expense, net
Net interest expense was $85 million for the nine months ended June 28, 2013 compared with $70 million for the nine months ended June 29, 2012. Interest expense for the nine months ended June 28, 2013 is comprised primarily of interest on our long-term debt, which reflects an increase in borrowings related to the issuance of $700 million in notes during January 2013. Interest expense for the nine months ended June 29, 2012 includes $64 million of allocated interest expense related to Tyco's external debt and $3 million of financing costs incurred in connection with a bridge facility.

Other Income
During the nine months ended June 28, 2013, the Company recorded $23 million of other income, which is comprised primarily of $22 million of non-taxable income recorded pursuant to the tax sharing agreement entered into in conjunction with the Separation. See Note 9 to the Condensed, Consolidated and Combined Financial Statements for more information.
Income Tax Expense
Income tax expense of $165 million decreased $20 million for the nine months ended June 28, 2013 as compared to the nine months ended June 29, 2012, while the effective tax rate fell to 33.7% from 38.1%. The effective tax rate for the nine months ended June 28, 2013 reflects the favorable impact of an adjustment to the state tax rate at which we expect to settle our net deferred tax liabilities. This adjustment resulted in a tax benefit of $7 million during the period. See Note 8 to the Condensed, Consolidated and Combined Financial Statements for more information. The effective tax rate for the nine months ended June 28, 2013 also reflects the favorable impact resulting from $22 million in non-taxable other income. See Note 9 to the Condensed, Consolidated and Combined Financial Statements for more information on other income. These favorable items were partially offset by the impact of a discrete charge of $6 million due to a California legislative change enacted on November 6, 2012. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
Non-GAAP Measures
In an effort to provide investors with additional information regarding our results as determined by GAAP, we also disclose non-GAAP measures which management believes provide useful information to investors. These measures consist of EBITDA and FCF. These measures are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for net income, operating profit, cash from operating activities or any other operating performance measure calculated in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. We use EBITDA to measure the operational strength and performance of our business. We use FCF as an additional performance measure of our ability to service debt, make other investments and return capital to stockholders through dividends and share repurchases. These measures, or measures that are based on them, may also be used as components in our incentive compensation plans.
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
The tables below reconcile EBITDA to net income and FCF to cash flows from operating activities.
EBITDA

	For the Quarters Ended		For the Nine Months Ended
(in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income	$113	$102	$325	$300
Interest expense, net	31	26	85	70
Income tax expense	49	65	165	185
Depreciation and intangible asset amortization	238	219	697	646
Amortization of deferred subscriber acquisition costs	31	27	91	82
Amortization of deferred subscriber acquisition revenue	(34)	(30)	(99)	(89)
EBITDA	$428	$409	$1,264	$1,194
EBITDA increased $19 million, or 4.6%, for the quarter ended June 28, 2013 and $70 million, or 5.9%, for the nine months ended June 28, 2013, as compared with the same periods of the prior year. These increases were primarily due to the impact of higher recurring customer revenue, partially offset by the impact of increased cost to serve expenses as discussed above. Additionally, other income primarily related to the 2012 Tax Sharing Agreement increased EBITDA for the nine months ended June 28, 2013 by $23 million. See Note 1 to the Condensed, Consolidated and Combined Financial Statements for more information on other income.
FCF

	For the Nine Months Ended
(in millions)	June 28, 2013	June 29, 2012
Net cash provided by operating activities	$1,273	$1,131
Dealer generated customer accounts and bulk account purchases	(428)	(494)
Subscriber system assets	(415)	(268)
Capital expenditures	(47)	(44)
FCF	$383	$325
For the nine months ended June 28, 2013, FCF increased $58 million compared to the nine months ended June 29, 2012. This increase was primarily due to an increase of $142 million in net cash provided by operating activities, which primarily resulted from higher EBITDA and improvements in working capital, and a decrease of $66 million in cash paid for dealer generated customer accounts and bulk account purchases. These factors were partially offset by an increase of $147 million in internally generated subscriber systems and an increase of $3 million in capital expenditures. Approximately $73 million of the increase in internally generated subscriber systems resulted from the mix shift toward more ADT-owned systems and is substantially offset by higher cash flows from operating activities related to increases in deferred subscriber acquisition revenue.
Liquidity and Capital Resources
Liquidity and Cash Flow Analysis
Significant factors driving our liquidity position include cash flows generated from operating activities and investments in internally generated subscriber systems and dealer generated customer accounts. Our cash flows from operations includes cash received from monthly recurring revenue and upfront installation fees received from customers, less cash costs to provide services to our customers, including general and administrative costs, and certain costs associated with acquiring new customers. Historically, we have generated and expect to continue to generate positive cash flow from operations. Prior to the Separation, our cash was regularly “swept” by Tyco at its discretion in conjunction with its centralized approach to cash management and financing of operations. Transfers of cash both to and from Tyco's cash management system are reflected as changes in parent company investment in the Condensed, Consolidated and Combined Statement of Cash Flows for the nine months ended June 29, 2012.

Liquidity
At June 28, 2013, we had $272 million in cash and equivalents and another $750 million available under our revolving credit facility. As of June 28, 2013, we had not borrowed under our revolving credit facility. Our primary future cash needs are centered on operating activities, working capital, capital expenditures, strategic investments and dividends. In addition, we may use cash to repurchase shares of our common stock under our $2 billion share repurchase program. We believe our cash position, amounts available under our revolving credit facility and cash provided by operating activities will be adequate to cover our operational and business needs in the next twelve months.
On January 14, 2013, we issued $700 million aggregate principal amount of 4.125% senior notes due 2023 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended. Net cash proceeds from the issuance of this term indebtedness totaled $694 million and were primarily used for the repurchase of outstanding shares of our common stock. Interest is payable on June 15 and December 15 of each year, and the first payment was made on June 15, 2013. We may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
Share Repurchases
On November 26, 2012, our board of directors approved $2 billion of share repurchases over a period of three years.  Pursuant to this approval, we may enter into accelerated share repurchase plans as well as repurchase shares on the open market. During the nine months ended June 28, 2013, we made open market repurchases of 10.6 million shares of our common stock at an average price of $43.74 per share. The total cost of open market repurchases for the nine months ended June 28, 2013 was approximately $462 million, all of which was paid during the period. Additionally, between June 29, 2013 and July 17, 2013, we repurchased 2.1 million shares of our common stock for approximately $88 million.
On January 29, 2013, we entered into an accelerated share repurchase agreement under which we repurchased 12.6 million shares of our common stock for $600 million at an average price of $47.60 per share. This accelerated share repurchase program, which was funded with proceeds from our January 2013 debt offering, was completed on April 2, 2013.
Dividends
During the nine months ended June 28, 2013 our board of directors declared three quarterly dividends on our common stock of $0.125 per share. The dividend declared on November 26, 2012 was paid on December 18, 2012 to stockholders of record on December 10, 2012. The dividend declared on January 10, 2013 was paid on February 20, 2013 to stockholders of record on January 30, 2013. The dividend declared on March 14, 2013 was paid on May 15, 2013 to stockholders of record on April 24, 2013.
On July 19, 2013, our board of directors declared a quarterly dividend on our common stock of $0.125 per share. This dividend will be paid on August 21, 2013 to stockholders of record on July 31, 2013.
We currently anticipate that all of these dividends will likely represent a return of capital to our stockholders.
Cash Flows from Operating Activities
For the nine months ended June 28, 2013 and June 29, 2012, we reported net cash provided by operating activities of $1.3 billion and $1.1 billion, respectively. See discussion of changes in net cash provided by operating activities included in FCF under “-Results of Operations-Non-GAAP Measures.”
Cash Flows from Investing Activities

	For the Nine Months Ended
(in millions)	June 28, 2013	June 29, 2012
Net cash used in investing activities	$(908)	$(815)
In order to maintain and grow our customer base and to expand our infrastructure, we typically reinvest the cash provided by our operating activities into our business. These investments are intended to generate new customer accounts, enhance the overall customer experience, improve productivity of our field workforce and support greater efficiency of our back office systems and our customer care centers. For the nine months ended June 28, 2013 and June 29, 2012, our investing activities included cash paid for subscriber system asset additions and capital expenditures totaling $462 million and $312 million, respectively. Additionally, during the nine months ended June 28, 2013 and June 29, 2012, we paid $428 million and $494 million, respectively, for customer contracts for electronic security services. Customer contracts generated under the ADT dealer program and bulk account purchases during the nine months ended June 28, 2013 and June 29, 2012 totaled approximately 355,000 and 403,000, respectively. Finally, on October 1, 2012, we acquired Absolute Security which resulted in net cash paid of $16 million during the period.
Cash Flows from Financing Activities

	For the Nine Months Ended
(in millions)	June 28, 2013	June 29, 2012
Net cash used in financing activities	$(324)	$(381)
For the nine months ended June 28, 2013, the net cash used in financing activities was primarily the result of $1.1 billion in repurchases of our common stock under our approved share repurchase plan, which were partially funded with the $694 million in net proceeds from our January 2013 debt offering. Additionally, during the nine months ended June 28, 2013, we paid dividends on our common stock of $86 million and $6 million for share repurchases related to shares purchased from employees to cover tax withholdings. We also received $77 million in proceeds from the exercise of stock options and $61 million in funds from Tyco and Pentair, which related to the allocation of funds between the companies as outlined in the Separation and Distribution Agreement between Tyco and ADT. For the nine months ended June 29, 2012, the net cash used in financing activities was primarily the result of changes in parent company investment of $420 million.
Off-Balance Sheet Arrangements
As of June 28, 2013, we had $16 million in standby letters of credit related to our insurance programs. We had no off-balance sheet arrangements as of September 28, 2012.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures. Each reporting period, the Company carries out an evaluation, with the participation of its principal executive officer and principal financial officer, or persons performing similar functions, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on management's evaluation, our principal executive officer and principal financial officer, or persons performing similar functions, have concluded that, as of June 28, 2013, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Before the Separation, we relied on certain financial information and resources of Tyco to manage specific aspects of our business and report results. These included investor relations, corporate communications, accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as board of directors and internal audit which includes Sarbanes Oxley compliance. In conjunction with the Separation, we enhanced our financial, administrative, and other support systems and expanded our accounting, reporting, legal and internal audit departments. We also revised and adopted policies, as needed, to meet all regulatory requirements applicable to us as a standalone publicly traded company. While most of these changes in staffing, policies and systems were accomplished prior to September 28, 2012, the effective date of the Separation, we continue to review and document our internal controls over financial reporting, and may from time to time, make changes aimed at enhancing their effectiveness. These efforts may lead to changes in our internal control over financial reporting.
Other than those noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
We were named as a defendant in two putative class actions that were filed on behalf of purported classes of persons who claim to have received unsolicited “robocalls” in contravention of the U.S. Telephone Consumer Protection Act (“TCPA”). These lawsuits were brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received such unsolicited calls, claiming that millions of calls were made by third party entities on our behalf. We assert that such entities were not retained by us nor authorized to make calls on our behalf. These matters have been consolidated in the United States District Court for the Northern District of Illinois into one civil action. During fiscal year 2012, we entered into an agreement to settle this litigation and increased our legal reserve by $15 million. On June 21, 2013, the District Court approved the settlement and entered a Final Order of Judgment and Dismissal. Final payment is expected to be made during the fourth fiscal quarter of 2013.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
03/30/13 - 04/26/13	1,898,538	$17.61	1,898,538	$1,199,929,276
04/27/13 - 05/31/13	3,744,385	$42.72	3,744,385	$1,039,987,228
06/01/13 - 06/28/13	2,549,670	$40.00	2,549,670	$937,996,683
Total	8,192,593	$36.05	8,192,593	$937,996,683

(1)
Average price per share reflects 1.2 million shares received by the Company upon completion of its $600 million accelerated share repurchase program. Although the cash payment related to these shares was made in February 2013, the shares were not received by the Company until April 2, 2013. Excluding the 1.2 million shares, the average settlement price during the period from March 30, 2013 to April 26, 2013 was $45.44 and the average settlement price during the quarter ended June 28, 2013 was $42.02.

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
Item 3.     Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.
Item 6.     Exhibits.

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(5)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation	(3)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation	(4)

3.3	Amended and Restated Bylaws of The ADT Corporation	(6)

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter ended June 28, 2013 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed, Consolidated and Combined Statements of Operations, (iii) the Condensed, Consolidated and Combined Statements of Comprehensive Income, (iv) the Condensed, Consolidated and Combined Statements of Stockholders' Equity, (v) the Condensed, Consolidated and Combined Statements of Cash Flows, and (vi) the Notes to Condensed, Consolidated and Combined Financial Statements

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

THE ADT CORPORATION
By: /s/ NAREN GURSAHANEY
Naren Gursahaney
Chief Executive Officer
(Principal Executive Officer)

/s/ MICHELE KIRSE
Michele Kirse
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Financial Officer)
Date: July 31, 2013

EXHIBIT INDEX

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(5)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation	(3)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation	(4)

3.3	Amended and Restated Bylaws of The ADT Corporation	(6)

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter ended June 28, 2013 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed, Consolidated and Combined Statements of Operations, (iii) the Condensed, Consolidated and Combined Statements of Comprehensive Income, (iv) the Condensed, Consolidated and Combined Statements of Stockholders' Equity, (v) the Condensed, Consolidated and Combined Statements of Cash Flows, and (vi) the Notes to Condensed, Consolidated and Combined Financial Statements

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