Form 10-K
period 2013-09-27
ADT Corp
filed 2013-11-20
CIK 1546640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 27, 2013
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of March 29, 2013 (based on the closing market price on the NYSE on March 28, 2013) was approximately $10,202,012,873 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the registrant).

The number of outstanding shares of the registrant’s common stock, $0.01 par value, was 201,764,154 as of November 13, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the registrant’s fiscal year covered by this Form 10-K in connection with the registrant’s 2014 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business.
Overview
The ADT Corporation (hereinafter referred to as “we”, the “Company” or “ADT”) is a leading provider of electronic security, interactive home and business automation and related monitoring services in the United States and Canada. ADT has one of the most trusted and well-known brands in the security industry today. We currently serve approximately 6.5 million residential and small business customers, making us the largest company of our kind in both the United States and Canada. We deliver an integrated customer experience by maintaining the industry's largest sales, installation and service field force as well as a robust monitoring network, all backed by the support of approximately 17,000 employees. Our broad and pioneering set of products and services, including interactive home and business solutions and home health services, meet a range of customer needs for today's active and increasingly mobile lifestyles. We believe we are well positioned to continue to lead the large and growing residential and small business security market, and that our demonstrated expertise and established footprint will help us to become a leader in the evolving market for integrated security, home health monitoring, lifestyle and business productivity solutions.
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
The Company was incorporated in Delaware in 2012 as a wholly-owned subsidiary of Tyco. As part of a plan to separate Tyco into three independent companies, Tyco transferred the equity interests of the entities that held all of the assets and liabilities of its residential and small business security business in the United States and Canada to ADT. On September 28, 2012, Tyco distributed all of the shares of ADT to its shareholders on a pro-rata basis, thereby completing its spin-off of ADT (the “Separation”) as an independent, publicly traded company.
We conduct business through our operating entities and report financial and operating information in one operating segment. For the year ended September 27, 2013, our revenue was $3.3 billion and our operating income was $735 million, and as of September 27, 2013, our total assets were $9.9 billion. Information about revenues and long-lived assets by geographic area is presented in Note 12 to the Consolidated and Combined Financial Statements. Unless otherwise indicated, references in this Annual Report on Form 10-K to 2013, 2012 and 2011 are to our fiscal years ended September 27, 2013, September 28, 2012 and September 30, 2011.
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
The majority of the monitoring and home/business automation services and a large portion of the maintenance services we provide to our customers are governed by multi-year contracts with automatic renewal provisions. This provides us with significant recurring revenue, which for the year ended September 27, 2013, was approximately 92% of our revenue. We believe that the recurring nature of the majority of our revenue, combined with our large customer base and increasing average revenue per customer, enables us to invest continuously in growing and optimizing our business. This includes investments in technologies to further enhance the attractiveness of our solutions to current and potential customers, to continue development and training to enable our direct sales, installation, customer service and field service personnel to more effectively deliver exceptional service to our customers, to expand our dealer and partner network and to make continued enhancements to operations efficiency.
We intend to achieve sustained, profitable growth in the markets we serve today, as well as in adjacent markets, by executing against strategies that leverage our key assets and core competencies. Where appropriate, we will supplement our organic growth efforts with complementary acquisitions, leveraging our experience in effectively integrating acquired businesses.
We will continue to manage our business by optimizing the key business drivers noted above to maximize the value from our residential customers. We also believe there is significant opportunity to increase our share of the monitored security and premises automation market for small businesses. Therefore, we intend to grow our share of small business customers by continuing to expand our small business field sales force and strengthening our small business marketing support to build a larger, more robust partner network and to assist in marketing additional value-added services, including ADT PulseTM, our remote monitoring and home automation system.
Additionally, we believe monitored security and home/business automation services remain underpenetrated in North American households. The number of U.S. households with monitored electronic security systems continues to be significantly lower than those with other home services such as video and Internet. We intend to increase penetration of security and automation services through the development of new solutions and enhanced offerings that attract new customers to enter the market. In addition, through our efficient operating model and potentially lower technology costs over time, we believe we can significantly reduce the cost of basic installation and services, opening up the potential for a much larger portion of households and businesses to purchase monitored security and home automation services.
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
Our electronic security and home/business automation offerings involve the installation and monitoring of residential and small business security and premises automation systems designed to detect intrusion, control access and react to movement, smoke, carbon monoxide, flooding, temperature and other environmental conditions and hazards, as well as to address personal emergencies, such as injuries, medical emergencies or incapacitation. We believe the breadth of our solutions allows us to meet a wide variety of customer needs. Our electronic security systems connect, upon the occurrence of a triggering event, to one of our state-of-the-art monitoring centers. Depending upon the type of service contract and the response specified by the customer, our monitoring center personnel respond to alarms by relaying appropriate information to local fire or police departments and notifying the customer or others on the customer's emergency contact list. Additional action may be taken by call center associates as needed, depending on the specific situation and recorded customer preferences.
Through the introduction of ADT Pulse in 2010, we pioneered interactive technologies that allow our customers to remotely monitor and manage their homes and small business environments through their electronic security systems. Depending on the service plan that they purchase and the type and level of product installation, customers can remotely access information regarding the security of their home or business, arm and disarm their security system, adjust lighting or thermostat levels or view real-time video from cameras covering different areas of their premises, all via secure access from web-enabled devices (such as smart phones, laptops and tablet computers) and a customized web portal. ADT Pulse also allows customers to create customized schedules and automation for managing lights, thermostats and appliances, and can be programmed to perform certain functions, such as recording and viewing live video and sending text messages, based on triggering events.
Many of our customers are driven to purchase monitored security as a result of a perceived or actual increase in crime or other life safety concerns in their neighborhood, such as a break-in or fire nearby, or as a result of a move to a new home and/or neighborhood. These life events tend to heighten interest in solutions which can enhance safety and security and provide customers with greater peace of mind. We believe many of our customers purchase security systems and monitoring services as a result of encouragement by their insurance carriers, who offer lower insurance premium rates if a security system is installed or may require that a system be installed as a condition of coverage.
The majority of our customers use standard land-line telephone service as the primary communication method for alarm signals from their sites. However, as the use of land-line telephone service has decreased, the ability to provide alternative communication methods from a customer's control panel to our central monitoring stations has become increasingly important. We currently offer a variety of alternate and back-up alarm transmission methods including cellular, digital radio and broadband Internet.
Under our Companion Services brand, we provide monitoring center supported personal emergency response system (“PERS”) products and services which leverage our safety monitoring infrastructure to provide customers with solutions that help sustain independent living, encourage better self-care activities and improve communication of critical health information. Our core PERS offering consists of a console unit and a wireless transmitter generally worn as a necklace or wristband by the client. In the event of an emergency, the transmitter allows the client to summon assistance via a two-way voice system that connects the client's home telephone with our emergency response center, where dedicated PERS monitoring specialists relay information to the appropriate local emergency responder, including police and fire departments. We offer customers the option to install the PERS unit themselves or to have one of our trained field staff perform the unit set-up.
 In addition to monitoring services, we provide technical services to our customer base for routine maintenance and the installation of upgraded or additional equipment. Approximately 75% of our customer base is enrolled in a service plan which generates incremental recurring monthly revenue. Purchasers of our electronic security and home/business automation systems typically contract for ongoing system monitoring and maintenance at the time of initial equipment installation.
Most of the monitoring services and a large portion of the maintenance services that we provide to our customers are governed by multi-year contracts with automatic renewal provisions that provide us with recurring monthly revenue. Under our typical service agreement, the customer pays the initial installation fee and is then obligated to make monthly payments for the remainder of the initial contract term. The standard agreement term is three years (two years in California), with automatic renewals for successive 30-day periods unless canceled by either party. If a customer cancels or is otherwise in default under the contract prior to the end of the initial contract term, we have the right under the contract to receive a termination charge from the customer in an amount equal to a percentage of all remaining monthly payments. Monitoring services are generally billed monthly or quarterly in advance. More than half of our customers pay us through automated payment methods, with a significantly higher percentage of new customers opting for these payment methods. We periodically adjust the standard monthly monitoring rate charged to new and existing customers.
Customers and Marketing
We serve approximately 6.5 million residential and small business customers throughout the United States and Canada. Our residential customers are typically owners of single-family homes, while our small business customers include, among others, retail businesses, small-scale commercial facilities and offices of professional service providers and similar businesses. We manage our existing customer base to maximize customer lifetime value, which includes continually evaluating our pricing and service strategies, managing our costs to provide service to customers and achieving long customer tenure. Our ability to increase average revenue per customer is derived from, and largely dependent on, our continued introduction of additional features and services that increase the value of our offerings to customers.
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
Sales and Distribution Channels
We utilize a network of complementary distribution channels that includes a mix of direct and indirect. In fiscal year 2013, we generated almost 60% of our new customers through our internal sales force, including our phone and field teams, supported by our direct response marketing efforts. We generated our remaining new customers in fiscal year 2013 through our authorized dealer program and, to a small extent, through agreements with leading homebuilders and related partners. As opportunities arise, we may also engage in selective bulk account purchases, which typically involve the purchase of a set of customer accounts from other security service providers, sometimes including competitors.
Our national sales call centers (inbound and outbound) close sales from prospective customers generated through national marketing efforts and lead generation channel partners. Our telephone sales associates work to understand customer needs and then direct customers to the most suitable sales approach. We close a sale over the phone if appropriate, while balancing the opportunity for up-sales and customer education that occurs when a sales representative works with the customer in their home or business to fully understand their individual needs. When the sale is best handled in the customer's home or business, the sales center associate can schedule a field sales consultant appointment in real-time.
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
Our extensive dealer network, which consists of approximately 350 authorized dealers operating across the United States and Canada, extends our reach by aligning us with select independent security sales and installation companies. These authorized dealers agree to exclusivity with us for security related services. We train and monitor each dealer to help ensure the dealer's financial stability, use of sound and ethical business practices and delivery of reliable and consistent high-quality sales and installation methods. Authorized dealers are required to adhere to the same high quality standards for sales and installation as company-owned field offices. We provide dealers with a full range of services designed to assist them in all aspects of their business.
Typically, our authorized dealers are contractually obligated to offer exclusively to us all qualified security services accounts they generate, but we are not obligated to accept these accounts. We pay our authorized dealers for the services they provide in generating qualified monitored accounts. In those instances when we reject an account, we generally still provide monitoring services for that account by means of a monitoring services agreement with the authorized dealer. Like our direct sales contracts, dealer generated customer contracts typically have an initial term of three years (two years in California) with automatic renewals for successive 30-day periods unless canceled by either party. If an accepted security services account is canceled during an initial guarantee period, generally twelve to fifteen months, the dealer is required to provide an account with equivalent economic characteristics or to refund our payment for their services for generating the account.
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
Field Operations
We serve our customer base from approximately 200 sales and service offices located throughout the United States and Canada. From these locations our staff of approximately 4,300 installation and service technicians provides security and home/business automation system installations and field service and repair. We staff our field offices to efficiently and effectively make sales calls, install systems and provide service support based on customer needs and our evaluation of growth opportunities in each market. We maintain the relevant and necessary licenses related to the provision of installation and security and related services in the jurisdictions in which we operate.
 Monitoring Facilities and Support Services
We operate eight redundant monitoring facilities located across the United States and Canada. We employ approximately 4,000 monitoring center customer care professionals, who are required to complete extensive initial training and receive ongoing training and coaching. All of our monitoring facilities are listed by Underwriters Laboratories, Inc. ("U.L.") as protective signaling services stations. To obtain and maintain a U.L. listing, a security system monitoring center must be located in a building meeting U.L.'s structural requirements, have back-up computer and power systems and meet U.L. specifications for staffing and standard operating procedures. Many jurisdictions have laws requiring that security systems for certain buildings be monitored by U.L. listed facilities. In addition, a U.L. listing is required by insurers of certain customers as a condition of insurance coverage. In the event of an emergency at one of our monitoring facilities (e.g., fire, tornado, major interruption in telephone or computer service or any other event affecting the functionality of the facility), all monitoring operations can be automatically transferred to another monitoring facility. All of our monitoring facilities operate 24 hours a day on a year-round basis.
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

Suppliers
We purchase equipment and components of our products from a limited number of suppliers and distributors. Inventory is held in our regional distribution center at levels we believe sufficient to meet current and anticipated customer needs. We also maintain minimal inventories of equipment and components at each field office. Generally our third-party distributors maintain safety stock of certain key items to cover any minor supply chain disruptions. We also utilize dual sourcing methods to minimize the risk of a disruption from a single supplier. We do not anticipate any major interruptions in our supply chain.
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
We face new competition from competitors such as cable and telecommunications companies in the interactive services and home automation space. However, we believe our robust field sales force, including our nationwide team of in-home sales consultants, our solid reputation for and expertise in providing reliable security and monitoring services through our in-house network of fully redundant monitoring centers, our reliable product solutions and our highly skilled installation and service organization position us well to compete with these new competitors.
The market leader in the PERS space is Phillips/Lifeline. We believe we have the opportunity to enhance our position in this segment, and that as the demographics of the United States and Canada continue to change towards an increasingly older population, the market is poised to experience significant growth.
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
Intellectual Property
Patents, trademarks, copyrights and other proprietary rights are important to our business, and we continuously refine our intellectual property strategy to maintain and improve our competitive position. We register new intellectual property to protect our ongoing technological innovations and strengthen our brand, and we take appropriate action against infringements or misappropriations of our intellectual property rights by others. We review third-party intellectual property rights to help avoid infringement and to identify strategic opportunities. We typically enter into confidentiality agreements to further protect our intellectual property.
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
Government Regulation and Other Regulatory Matters
Our operations are subject to numerous federal, state and local laws and regulations in the United States and Canada in areas such as consumer protection, government contracts, trade, environmental protection, labor and employment, tax, licensing and others. For example, in the United States, most states in which we operate have licensing laws directed specifically toward the alarm industry. In certain jurisdictions, we must obtain licenses or permits in order to comply with standards governing employee selection, training and business conduct.
We also currently rely extensively upon the use of wireline and wireless telecommunications to communicate signals, and wireline and wireless telephone companies in the United States are regulated by federal, state and local governments. The U.S. Federal Communications Commission ("FCC") and state public utilities commissions regulate the operation and use of wireless telephone and radio frequencies. Although the use of wireline phone service has been decreasing, we believe we are well positioned to respond to these trends with alternate transmission methods, including cellular, digital radio and broadband Internet technologies. Our advertising and sales practices are regulated by the U.S. Federal Trade Commission ("FTC") and state consumer protection laws. In addition, we are subject to certain administrative requirements and laws of the jurisdictions in which we operate. These laws and regulations may include restrictions on the manner in which we promote the sale of our security services and require us to provide most purchasers of our services with three-day or longer rescission rights.
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
Changes in laws and regulations can affect our operations, both positively and negatively, and impact the manner in which we conduct our business.
Employees
As of September 27, 2013, we employed approximately 17,000 people. Approximately 12% of our employees are covered by collective bargaining agreements. We believe that our relations with our employees and labor unions are good.
Available Information
ADT is required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Investors may read and copy any document that ADT files, including this Annual Report on Form 10-K, at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access ADT's SEC filings.
We maintain a web site at www.adt.com. We make available free of charge on or through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee, as well as our Board Governance Principles and Code of Conduct, on our web site under the heading "Corporate Governance."

Executive Officers of the Registrant
The following information is provided regarding the executive officers of ADT. Information with respect to our directors is incorporated by reference to information included in the Proxy Statement for our 2014 Annual Meeting of Stockholders.
David Bleisch - 54
Mr. Bleisch is the Company’s Senior Vice President, Chief Legal Officer and Corporate Secretary. Prior to the separation from Tyco in September 2012, he served as Vice President and General Counsel of Tyco’s ADT North American Residential business segment. Prior to the restructuring of the segment in fiscal year 2012, Mr. Bleisch was the Vice President and General Counsel of Tyco Security Solutions, the largest segment of Tyco. He also managed the intellectual property legal group for all of Tyco’s operating segments worldwide. Mr. Bleisch joined Tyco in 2005 as Vice President and General Counsel of ADT North America and Deputy General Counsel of Tyco Fire & Security. Prior to joining Tyco, he was Senior Vice President, General Counsel and Corporate Secretary of The LTV Corporation in Cleveland, Ohio. Prior to joining LTV, Mr. Bleisch was a partner in the law firm of Jackson Walker LLP, where he served as a corporate transactional attorney before transitioning to commercial trial work. He holds a Bachelor of Arts from Carleton College and a Juris Doctor from Boston College Law School. He is a member of the State Bar of Texas.
Don Boerema - 56
Mr. Boerema is the Company’s Senior Vice President and Chief Corporate Development Officer. He leads the Health Business and is responsible for driving growth and enhancing customer experience for ADT’s health services. He also directs ADT’s corporate strategy, market and business development, and mergers and acquisitions. Prior to the separation from Tyco in September 2012, Mr. Boerema served as Chief Marketing Officer for Tyco’s ADT North American Residential and Commercial business segments, overseeing all strategic marketing and communications and leading all advertising and online interactive marketing initiatives across ADT North America. Prior to joining ADT in November 2007, he served as President and Chief Operating Officer for FDN Communications, a privately held telecommunications company, where he was responsible for all aspects of sales, marketing, network operations engineering and customer care. Mr. Boerema also served as Senior Vice President of Business Solutions for AT&T Wireless and led sales and marketing for a division of McCaw Cellular Communications. Before joining McCaw, he held management positions with PepsiCo, Inc. and began his career at The Procter & Gamble Company. Mr. Boerema holds a Bachelor of Science in Marketing and Finance and a Master of Business Administration from Eastern Illinois University.
Mark Edoff - 55
Mr. Edoff is the Company’s Senior Vice President of Business Operations Optimization. He is responsible for increasing efficiency and driving overall business process improvements in the organization. Prior to the separation from Tyco in September 2012, Mr. Edoff served as Vice President and Chief Financial Officer of Tyco Security Solutions from October 2010 until the restructuring of the segment in fiscal year 2012. He joined Tyco in 2003 as Vice President and Corporate Controller for the former Tyco Fire & Security business. In 2004 Mr. Edoff assumed the role of Chief Financial Officer for ADT North America, which included responsibility for the combined residential and commercial security business. Previously, he served as the Director of Finance and Principal Accounting Officer for The Gillette Company. Before joining Gillette, he had a 15-year career with KPMG, where he was a Partner in the Assurance practice. Mr. Edoff holds a Bachelor of Science in Business Administration from Northeastern University and is a Certified Public Accountant.
Alan Ferber - 46
Mr. Ferber was appointed the Company’s President of the Residential Business in October 2013. He is responsible for driving growth in the residential market through marketing, sales and exceptional customer service. He joined ADT in April 2013 as Senior Vice President and Chief Customer Officer, responsible for developing strategies and executing programs designed to create and sustain a superior experience for ADT customers. Previously, Mr. Ferber served as Chief Strategy and Brand Officer at U.S. Cellular. During his 11-year career with U.S. Cellular, he held various senior leadership roles in sales, marketing and operations, including Executive Vice President of Operations, Chief Marketing Officer and Vice President of Marketing and Sales Operations. He joined U.S. Cellular from Traq Wireless, a start-up management software and service provider he co-founded and built into a 100-employee, venture capital-backed company. Earlier in his career, Mr. Ferber held positions with Ameritech Corporation and First Chicago Corporation (now part of JPMorgan Chase & Co.). He holds a Bachelor of Arts from the University of Michigan and a Master of Business Administration from Northwestern University’s Kellogg School of Management.

Michael Geltzeiler - 55
Mr. Geltzeiler was appointed the Company’s Senior Vice President and Chief Financial Officer in November 2013. He is responsible for all aspects of finance, treasury and investor relations and ADT’s financial strategy to help grow its business operations and create shareholder value. Before joining ADT, Mr. Geltzeiler served as Chief Financial Officer and Group Executive Vice President at NYSE Euronext. From 2001 to 2008, he was an executive at the Reader’s Digest Association, as Chief Financial Officer for six years, then as President of School and Educational Services. Previously, he served in financial leadership roles at ACNielsen Corporation, including Chief Financial Officer of Marketing Services and Corporate Controller and Chief Financial Officer, EMEA Region; and in a variety of senior finance positions both in the U.S. and abroad for Dun & Bradstreet. Mr. Geltzeiler holds a Bachelor of Science in Accounting from the University of Delaware, a Master of Business Administration in Finance from New York University's Stern School of Business, and a CPA certification in the State of New York.
Anita Graham - 42
Ms. Graham is the Company’s Senior Vice President and Chief Human Resources and Administrative Officer. She is responsible for all aspects of the Company’s human resources and talent development areas, as well as its environmental, health, safety and wellness functions. Prior to the separation from Tyco in September 2012, Ms. Graham served as Vice President of Human Resources for Tyco’s ADT North American Residential business segment. She joined ADT in March 2011 as Vice President of Human Resources for Tyco Security Solutions. Previously, Ms. Graham served as Executive Vice President, Global Human Resources and then as Executive Vice President, Chief Administrative Officer at Shire Pharmaceuticals. In the latter role, she was responsible for a broad range of functions including human resources, information technology, corporate communications, procurement, real estate, safety and corporate security. Previously, Ms. Graham held executive leadership roles in several life science companies. She began her career in the insurance and investment management industry, where she held various global human resources leadership roles. She holds a Bachelor of Science in Industrial and Labor Relations from Cornell University and a Master of Business Administration from New York University.
Naren Gursahaney - 51
Mr. Gursahaney is the Company’s President and Chief Executive Officer. He also serves as a member of the Company’s Board of Directors. Prior to the separation from Tyco in September 2012, Mr. Gursahaney served as President of Tyco’s ADT North American Residential business segment. Prior to the restructuring of the segment in fiscal year 2012, he was the President of Tyco Security Solutions, the world’s largest electronic security provider to residential, commercial, industrial and governmental customers and the largest operating segment of Tyco. Mr. Gursahaney joined Tyco in 2003 as Senior Vice President of Operational Excellence. He then served as President of Tyco Engineered Products and Services and President of Tyco Flow Control. Prior to joining Tyco, Mr. Gursahaney was President and Chief Executive Officer of GE Medical Systems Asia, where he was responsible for the company’s $1.6 billion sales and services business in the Asia-Pacific region. During his 10-year career with GE, Mr. Gursahaney held senior leadership roles in services, marketing and information management. His career also includes positions with Booz Allen & Hamilton and Westinghouse Electric Corporation. Mr. Gursahaney holds a Bachelor of Science in Mechanical Engineering from The Pennsylvania State University and a Master of Business Administration from the University of Virginia.
Shawn Lucht - 47
Mr. Lucht was appointed the Company’s Senior Vice President and Chief Customer Officer in October 2013. He is responsible for the organization’s strategy and programs to deliver a superior customer experience, including customer care, monitoring, centralized field support and e-services. He previously served as the Company’s Senior Vice President of Operations, overseeing critical customer-facing functions including installation, service, field administration, customer care, monitoring and e-services. Prior to the separation from Tyco in September 2012, Mr. Lucht served as the Group Vice President of Operations for Tyco’s ADT North American Residential business segment. He joined ADT in 2010 as part of the Broadview Security acquisition. During his career with ADT and Broadview, Mr. Lucht has held a variety of senior leadership positions including Executive Vice President of Operations and Senior Vice President for Strategy and Corporate Development at Broadview Security (formerly Brinks Home Security). He holds both a Bachelor of Business Administration and a Master of Business Administration from The University of Texas at Arlington.
Kathleen McLean - 53
Ms. McLean was appointed the Company’s Senior Vice President and Chief Information Officer in June 2013. She is responsible for developing and executing ADT’s information technology strategy in support of its product development and business operations. Ms. McLean has more than 30 years of business and strategic technology leadership experience, including service with world-leading consulting and telecommunications corporations. Before joining ADT, she served as Executive Vice President, Chief Revenue Officer and Chief Information Officer at FairPoint Communications, Inc. where, as a member of the executive committee, she was responsible for systems stability, operational excellence and revenue growth. Prior to FairPoint

Communications, Inc., she spent nearly 12 years in several leadership positions at Verizon Communications, Inc., implementing people, process and systems strategies to improve operating performance and customer service across all sectors of the company. Earlier in her career, Ms. McLean worked for American Management Systems, Inc. (now part of CGI Group, Inc.) in leadership positions culminating as Vice President in the Telecom Industry Group. She holds a Bachelor of Science in International Economics from Georgetown University.
Luis Orbegoso - 43
Mr. Orbegoso was appointed the Company’s President of Small Business in October 2013. He is responsible for developing and executing ADT’s strategy to grow the Company’s share of security and automation customers in the small business market. Mr. Orbegoso joined ADT in May 2013 as Senior Vice President of Small Business from United Technologies Corporation ("UTC") Climate, Controls & Security, where he served as President of the Global Fire Detection and Alarm segment. He previously served as President of Lenel Systems International, a division of UTC's Fire and Security segment. Prior to joining UTC in 2008, Mr. Orbegoso spent 13 years with General Electric in a variety of sales, marketing and general management roles, culminating as Chief Marketing Officer of GE Equipment Services. He holds a Bachelor of Science in Mechanical Engineering from the University of Cincinnati and a Master of Business Administration from Northwestern University's Kellogg School of Management.
Arthur Orduña - 48
Mr. Orduña is the Company’s Senior Vice President and Chief Innovation Officer, leading the Company’s vision for innovation and product development. He is responsible for building the strategic roadmap for new and existing solutions, defining product architecture and positioning ADT as a partner of choice for key technology companies. Prior to joining ADT in October 2012, he worked for Canoe Ventures, LLC, a joint venture founded by the top six U.S. cable companies, first serving as Chief Technology Officer then Chief Product Officer. He was responsible for building a national data and interactive services platform, developing product and technology strategies, and launching new applications and services with key partners including Comcast Cable, NBC-Universal, Time Warner Cable and Cox Communications. Prior to Canoe Ventures, Mr. Orduña was Senior Vice President of Policy & Product for Advance/Newhouse - Bright House Networks. Earlier in his career, he served as Vice President of Product & Marketing for Canal+ Technology U.S./Vivendi-Universal, and also Vice President of Product & Marketing for Integrated Systems Inc./Diab-SDS before its acquisition by Wind River Systems/Intel. He holds a Bachelor of Arts from Cornell University.
Tony Wells - 49
Mr. Wells was appointed the Company’s Senior Vice President and Chief Marketing Officer in May 2013. He is responsible for promoting and protecting the brand as well as overseeing advertising and corporate communications, pricing, product marketing and consumer marketing. He previously served as the Company’s Senior Vice President and Chief Marketing and Customer Officer. Before the separation from Tyco in September 2012, Mr. Wells was Chief Marketing and Customer Officer of Tyco’s ADT North American Residential business segment. Before joining ADT in May 2012, he served as Executive Vice President and Chief Marketing Officer for 24 Hour Fitness, overseeing all marketing communications, public relations, 24hourfitness.com, member services and retail products and services. Prior to joining 24 Hour Fitness in 2007, Mr. Wells held leadership roles at Visa USA, including Vice President, Client Services and Vice President, Partnership Marketing. He also served in various sales and marketing positions with Interpublic Group of Companies (IPG), Clear Channel, The Mills Corporation and Nissan North America. A former Marine infantry officer, Mr. Wells holds a Bachelor of Science in Physical Science from the United States Naval Academy and a management certificate from Johns Hopkins University.
Item 1A. Risk Factors.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and our company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risks described below and in our subsequent periodic filings with the SEC before investing in our securities. Our business may also be adversely affected by risks and uncertainties that are not presently known to us or risks that we currently deem immaterial. The following risk factors should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements and related notes in this report.
Risks Relating to Our Business
We sell our products and services in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our products and services.
The monitored security alarm industry is highly fragmented and subject to significant competition and pricing pressures. We experience significant competitive pricing pressures on installation, monitoring and service fees. Several significant competitors offer installation fees that match or are lower than ours. Other competitors charge significantly more for installation but, in many cases, less for monitoring. In addition, cable and telecommunications companies are expanding into the monitored security alarm industry and are bundling their existing offerings with monitored security services. In some instances, it appears that the monitored security services component of such bundled offerings is significantly underpriced and, in effect, subsidized by the rates charged for the other services offered by these companies. These pricing alternatives may influence customers’ desire to subscribe to our services at rates and fees we consider appropriate. In many cases we face competition for direct sales from our authorized dealers, who may offer installation for considerably less than we do in particular markets. We believe that the monitoring and service fees we offer are generally competitive with rates offered by other major security companies. We also face potential competition from improvements in self-monitoring systems, which enable customers to monitor their home environment without third-party involvement through the Internet, text messages, emails or similar communications, but with the disadvantage that alarm events may go unnoticed. It is possible that one or more of our competitors could develop a significant technical advantage over us that allows them to provide additional service or better quality service or to lower their price, which could put us at a competitive disadvantage. Continued pricing pressure or improvements in technology and shifts in customer preferences towards self-monitoring could adversely impact our customer base or pricing structure and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Expiration of non-competition agreements will allow the entry of potential competitors with deep knowledge of our business.
We acquired Broadview Security in 2010. In connection with the separation of Broadview Security from The Brink’s Company in 2008 (the “Broadview Spin-Off”), Broadview Security and The Brink’s Company entered into a non-competition and non-solicitation agreement pursuant to which The Brink’s Company agreed not to compete with Broadview Security in the United States, Puerto Rico and Canada with respect to the security alarm systems or personal emergency response systems businesses for a period of five years from the date of the Broadview Spin-Off. Following the expiration of the non-competition and non-solicitation agreement in October 2013, The Brink’s Company is free to directly pursue competitive activities in these businesses and to license the Brink’s brand to other existing or potential competitors in these businesses. In addition, although the Separation and Distribution Agreement with Tyco that we entered into in connection with the Separation ("2012 Separation and Distribution Agreement")includes non-competition provisions, the non-competition provisions will expire on September 29, 2014, with respect to certain facilities no longer shared between ADT and Tyco, at which time, Tyco will be free to compete with us in the residential and small business security market. Such competitive activities could have a material adverse effect on our business, financial condition, results of operations and cash flows.  However, where ADT and Tyco continue to co-locate in the same office space beyond September 29, 2014, those offices continue to be bound by the non-competition provisions.
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
We are dependent on information technology networks and systems, including Internet and Internet-based or "cloud" computing services, to process, transmit and store electronic information. In the normal course of our business, we or our partners collect and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers and employees, including video images of customer sites. In addition, Tyco has, and may continue to have access to information concerning our customers as a result of our transition services arrangements with Tyco.
The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. While we take security measures relating to our operations, those measures may not prevent security breaches and data loss that could be detrimental to our reputation, business, financial condition and results of operations. Third parties, including our partners and vendors, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure. We also do not control the operation of Tyco’s facilities and therefore must rely on Tyco to ensure that our customer data is adequately protected. In addition, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products and services. A significant actual or perceived (whether or not valid) theft, loss, fraudulent use or misuse of customer, employee or other personally identifiable data, whether by us, our partners and vendors, or other third parties or as a result of employee error or malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in significant costs, fines, litigation or regulatory actions against us. Such an event could additionally result in adverse publicity and therefore adversely affect the market’s perception of the security and reliability of our services, which could result in lost sales and increased customer attrition. In addition, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could result in disruptions to our operations. Increasingly, our security and home/business automation products and services are accessed through the Internet, and security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, operating results and financial condition. If any one of the foregoing risks materializes, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
An event causing a disruption in the ability of our monitoring facilities to operate could adversely affect our business.
A disruption in our ability to provide security monitoring services and serve our customers could have a material adverse effect on our business. A disruption could occur for many reasons, including fire, natural disasters, weather, disease, transportation interruption, extended power outages, human or other error, terrorism or sabotage or as a result of disruptions to third-party transmission lines. Monitoring could also be disrupted by information systems and network-related events or cyber security attacks, such as computer hacking, computer viruses, worms or other malicious software, denial of service attacks, malicious social engineering or other destructive or disruptive activities that could also cause damage to our properties, equipment and data. While our monitoring systems are fully redundant, a failure of our back-up procedures or a disruption affecting multiple monitoring facilities could disrupt our ability to provide monitoring services. If we experience such disruptions, we may experience customer dissatisfaction and potential loss of confidence, and liabilities to customers or other third parties, each of which could harm our reputation and impact future revenues from these customers. In conjunction with the Separation, we entered into a monitoring agreement with Tyco that provides for a transition period during which our monitoring facilities include facilities owned and operated by Tyco that provide monitoring services to our customers. During the transition period if an event causes a disruption in the ability of Tyco to operate such monitoring facilities and to provide security monitoring services to our customers, such disruption could adversely affect our business, financial condition and results of operations. At the end of the transition period and with the separation of our operations and security monitoring system from Tyco, our monitoring facilities will no longer include facilities owned and operated by Tyco.
We rely on a significant number of our customers remaining with us as customers for long periods of time.
We operate our business with the goal of retaining customers for long periods of time in order to recoup our initial investment in new customers, achieving cash flow break-even in approximately three years. Accordingly, our long-term profitability is dependent on long customer tenure. This requires that we minimize our rate of customer disconnects, or attrition. The primary reason for disconnects is customers who relocate and do not reconnect. Customer relocations are impacted by changes in the housing market. See risk factor “We are susceptible to downturns in the housing market and consumer discretionary income, which may inhibit our ability to sustain customer base growth rate.” Some other factors that can increase disconnects include problems with our product or service quality, unfavorable general economic conditions, and the desirability and pricing of competitors' products and services over ours. Our customer attrition rates for fiscal years 2013, 2012 and 2011 were 13.9%, 13.5% and 12.7%, respectively. If we fail to keep our customers for a sufficiently long period of time, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
If we experience significantly higher rates of customer attrition, we may be required to change the estimated useful lives of assets related to our security monitoring customers, increasing our depreciation and amortization expense or impairing such assets.
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
Demand for alarm monitoring services is affected by the turnover in the housing market. Downturns in the rate of the sale of new and existing homes, which we believe drives a substantial portion of our new customer volume in any given year, would reduce opportunities to make sales of new security and home automation systems and services and reduce opportunities to take over existing security and home automation systems. In addition, because of personal economic circumstances, current security alarm and home automation customers may decide to disconnect our services in an effort to reduce their monthly spending and may default on their remaining contractual obligations to us. Our long-term revenue growth rate depends on installations exceeding disconnects. If the housing market downturn or the general economic downturn continues, customer disconnects and defaults could increase and our business, financial condition, results of operations and cash flows could be materially and adversely affected. See risk factor “We rely on a significant number of our customers remaining with us as customers for long periods of time.”

Our future growth is largely dependent upon our ability to successfully compete with new and existing competitors by developing or acquiring new technologies that achieve market acceptance with acceptable margins.
Our business operates in markets that are characterized by rapidly changing technologies, evolving industry standards and potential new entrants. For example, a number of cable and other telecommunications companies are offering interactive security services that are competitive with our products and services. If these services gain market acceptance, our ability to grow our business, in particular our ADT Pulse offering, could be materially and adversely affected. Accordingly, our future success depends upon a number of factors, including our ability to accomplish the following: identify emerging technological trends in our target end-markets; develop, acquire and maintain competitive products and services; enhance our products and services by adding innovative features that differentiate us from our competitors; and develop or acquire and bring products and services to market quickly and cost-effectively. Our ability to develop or acquire new products and services based on technological innovation can affect our competitive position and requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies, products or services on a timely basis. Moreover, as we introduce new products such as ADT Pulse, we may be unable to detect and correct defects in the product or in its installation, which could result in loss of sales or delays in market acceptance. New or enhanced products may not satisfy consumer preferences and potential product failures may cause consumers to reject our products. As a result, these products may not achieve market acceptance and our brand image could suffer. In addition, our competitors may introduce superior designs or business strategies, impairing our brand and the desirability of our products and services, which may cause consumers to defer or forego purchases of our products and services. In addition, the markets for our products and services may not develop or grow as we anticipate. The failure of our technology, products or services to gain market acceptance, the potential for product defects or the obsolescence of our products and services could significantly reduce our revenue, increase our operating costs or otherwise adversely affect our business, financial condition, results of operations or cash flows.
Our business operates in a regulated industry.
Our operations and employees are subject to various federal, state, provincial and local laws and regulations in the United States and Canada in such areas as consumer protection, occupational licensing, environmental protection, labor and employment, tax and other laws and regulations. Most states and provinces in which we operate have licensing laws directed specifically toward the security services industry. Our business relies heavily upon the use of both wireline and wireless telecommunications to communicate signals, and telecommunications companies are regulated by federal, state and local governments.
In certain jurisdictions, we are required to obtain licenses or permits in order to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. The loss of such licenses or permits or the imposition of conditions to the granting or retention of such licenses or permits could have a material adverse effect on us. Furthermore, in certain jurisdictions, certain security systems must meet fire and building codes in order to be installed, and it is possible that our current or future products and service offerings will fail to meet such codes, which could require us to make costly modifications to our products and services or to forgo marketing in certain jurisdictions.
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
We rely on telemarketing and email marketing conducted internally and through third parties to generate a substantial number of leads for our business. The telemarketing and email marketing services industries are subject to an increasing amount of regulation in the United States and Canada. In the United States, the FTC and FCC have issued regulations that place restrictions on unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines, and require us to maintain a “do not call” list and to train our personnel to comply with these restrictions. The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. The Canadian Radio-Television and Telecommunications Commission enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. In December 2010, the Government of Canada passed legislation to restrict the sending of unsolicited commercial electronic messages including email messages, although that legislation has not yet been proclaimed into force. We are diligent in our efforts to comply with all such applicable regulations, but cannot assure you that we or third parties that we rely on for telemarketing, email marketing and other lead generation activities will be in compliance with all applicable regulations at all times. Although our contractual arrangements with such third parties expressly require them to comply with all such regulations and to indemnify us for their failure to do so, we cannot assure you that the FTC, FCC, private litigants or others will not attempt to hold us responsible for any unlawful acts conducted by such third parties or that we could successfully enforce or collect upon such indemnities. Additionally, changes in such regulations or the interpretation thereof that further restrict such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
If a customer cancels their contract with us prior to the end of the initial contract term, other than in accordance with the contract, we may charge the customer an early cancellation fee. Consumer protection policies or legal precedents could be proposed or adopted to restrict the charges we can impose upon contract cancellation. Such initiatives could compel us to increase our prices during the initial term of our contracts and consequently lead to less demand for our services and increased attrition. Adverse judicial determinations regarding these matters could cause us to incur legal exposure to customers against whom such charges have been imposed and expose us to the risk that certain of our customers may seek to recover such charges through litigation. In addition, the costs of defending such litigation and enforcement actions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have entered into non-compete and non-solicit restrictions that prohibit us from competing with Tyco in the commercial security market in the United States and Canada for a period of time after the Separation.
The 2012 Separation and Distribution Agreement includes non-compete provisions pursuant to which we are prohibited from competing with Tyco in the commercial security market in the United States and Canada, subject to certain small business related exceptions. These provisions will expire on September 29, 2014. In addition, the 2012 Separation and Distribution Agreement contains non-solicitation provisions preventing us from soliciting Tyco’s existing security customers in the United States and Canada for two years after the distribution date. This effectively prevents us from expanding our business into the commercial security market, other than the small business market, in these jurisdictions during the restricted periods. These provisions could materially and adversely affect our business, financial condition, results of operations and cash flows.
Shifts in our customers’ choice of, or telecommunications providers’ support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures.
Certain elements of our operating model have historically relied on our customers’ continued selection and use of traditional land-line telecommunications to transmit alarm signals to our monitoring centers. There is a growing trend for customers to switch to the exclusive use of cellular, satellite or Internet communication technology in their homes and businesses, and telecommunication providers may discontinue their land-line services in the future. In addition, many of our customers who use cellular communication technology for their security and home/business automation systems use products that rely on 2G cellular technology, and certain telecommunication providers have advised us that they will discontinue their 2G services in the future. Older installed security systems use technology that is not compatible with the newer cellular, satellite or

Internet communication technology, such as 3G and 4G networks, and will not be able to transmit alarm signals on these networks. The discontinuation of land-line, 2G cellular and any other services by telecommunications providers, and the switch by customers to the exclusive use of cellular, satellite or Internet communication technology may require system upgrades to alternative, and potentially more expensive, technologies to transmit alarm signals and for systems to function properly. This could increase our customer attrition rates and slow new customer generation. In order to maintain our customer base that uses security and home/business automation system components that are or could become obsolete, we may be required to upgrade or implement new technologies, including offering to subsidize the replacement of customers’ outdated systems at our expense. Any technology upgrades or implementations could require significant capital expenditures and also divert management’s attention and other important resources away from our customer service and sales efforts. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt timely to changing technologies, market conditions or customer preferences, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
In addition, we recently began using broadband Internet access service, including video streaming services, to support our product offerings, and we may choose to implement broadband Internet access in our intrusion panels as a communications option for our services. Video streaming services use significantly more bandwidth than traditional Internet activity. As utilization rates and availability of these services increases, our high-speed customers may use more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions or reduced capacity for customers.
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
We rely on third party providers for components of our security and home/business automation systems and any failure or interruption in products or services provided by these third parties could harm our ability to operate our business.
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
If a customer or third party believes that he or she has suffered harm to person or property due to an actual or alleged act or omission of one of our employees or security system failure, he or she (or their insurers) may pursue legal action against us, and the cost of defending the legal action and of any judgment against us could be substantial. In particular, because our products and services are intended to help protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other consumer and small business products and services. Substantially all of our customer contracts contain a series of risk-mitigation provisions that serve to limit our liability and/or limit a claimant’s ability to pursue legal action; however, in the event of litigation with respect to such matters, it is possible that these risk-mitigation provisions may be deemed not applicable or unenforceable and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially and adversely affect our business, financial condition, results of operations and cash flows.
Certain providers of Internet access may block our services or charge their customers more for using our services, or government regulations relating to the Internet could change, which could adversely affect our revenue and growth.
Our interactive and home automation services are accessed through the Internet and our security monitoring services are increasingly delivered using Internet technologies. Users who access our services through mobile devices, such as smart phones and tablets, must have a high-speed connection, such as Wi-Fi, 3G or 4G, to use our services. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including telephone companies, cable companies and wireless companies. These providers could take measures that affect their customers’ ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for using our products and services. Some of these providers could also offer products and services that directly compete with our own offerings, which could potentially give them a competitive advantage. These actions could decrease the demand for our products and services and increase our cost of doing business.
In the United States, there continues to be some uncertainty regarding whether suppliers of broadband Internet access have a legal obligation to allow their customers to access services such as ours without interference. In December 2010, the FCC adopted net neutrality rules that would protect services like ours from such interference by making it more difficult for broadband Internet access service providers to block, degrade or discriminate against our services. These rules apply to wired broadband Internet providers, but not all of the rules apply to wireless broadband service. Several parties have sought judicial review of the FCC’s net neutrality rules, including an action brought against the FCC in the U.S. Court of Appeals for the District of Columbia Circuit. These appeals are currently pending. We cannot assure that current net neutrality rules will not change in the future. Interference with our services or higher charges to customers by broadband service providers for using our products and services could cause us to lose existing customers, impair our ability to attract new customers and materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Our future consolidated federal and state income tax liability may be significantly reduced by tax credits and tax net operating loss (“NOL”) carryforwards available to us under the applicable tax codes. Our ability to fully utilize these deferred tax assets, however, may be limited for various reasons, such as if projected future taxable income becomes insufficient to recognize the full benefit of our NOL carryforwards prior to their expirations. As part of the separation of the ADT residential business from Tyco in July 2012, a separate return limitation year ("SRLY") event occurred as defined under relevant U.S. Income Tax Regulations (the "Regulations"). A SRLY event can limit a corporation's ability to utilize carryforward attributes should income attributable to specific subgroup members relative to total U.S. consolidated income be insufficient to allow for full utilization. In addition, if a corporation experiences an “ownership change,” Internal Revenue Code (the “Code”) Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in loses) and tax credit carryforwards against future U.S. taxable income. In general an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of the corporation by more than 50 percentage points over a three-year testing period. During fiscal year 2013, we determined that the SRLY limitation was no longer applicable as an ownership change is deemed to have occurred upon Separation from Tyco on September 28, 2012 in accordance with Code Section 382. Therefore, pursuant to the Code Section 382 "overlap rule," the tax attributes as of the end of September 2012 are only subject to the limitations provided by Code Sections 382 and 383. We do not, however, expect that this limitation will impact our ability to utilize the tax attributes carried forward from pre-Separation periods.
In addition to the pre-Separation tax attributes, we generated a significant NOL in fiscal year 2013 along with tax credit carryforwards. Our ability to fully utilize these tax assets may also be affected if in the future we experience another “ownership change” within the meaning of Section 382 of the Code. Future changes in our stock ownership, depending on the magnitude, including the purchase or sale of our common stock by five percent shareholders, and issuances or redemptions of common stock by us could result in an ownership change that would trigger the imposition of limitations under Section 382 of the Code for these post-Separation tax attributes.

In addition, as a significant taxpayer, we are subject to regular audits by the U.S. Internal Revenue Service (“IRS”) as well as state, territorial, provincial and local tax authorities. These audits, whether for periods before Separation or post-Separation, could subject us to tax liabilities if tax authorities make adverse determinations with respect to our NOLs or tax credits. Further, any future disallowance of some or all of our tax credits or NOL carryforwards as a result of legislative change could materially affect our tax obligations. Accordingly, there can be no assurance that in the future we will not be subject to increased taxation or experience limitations with respect to recognizing the benefits of our NOL carryforwards and other tax attributes. Any such increase in taxation or limitation of benefits could have a material adverse effect on our financial condition, results of operations or cash flows.
We face risks in acquiring and integrating customer accounts.
An element of our business strategy involves the bulk acquisition of customer accounts. Acquisitions of customer accounts involve a number of special risks, including the possibility of unexpectedly high rates of attrition and unanticipated deficiencies in the accounts and systems acquired despite our investigations prior to acquisition. We face competition from other alarm monitoring companies, including companies that may offer higher prices and more favorable terms for customer accounts purchased, lower minimum financial qualifications for purchased accounts or lower prices for monitoring services provided. This competition could reduce the acquisition opportunities available to us, thus slowing our rate of growth and/or increase the price we pay for such account acquisitions, thus reducing our return on investment and negatively impacting our revenue and results of operations. We cannot assure you that we will be able to purchase customer accounts on favorable terms in the future.
The purchase price we pay for customer accounts is affected by the recurring revenue historically generated by such accounts, as well as several other factors, including the level of competition, our prior experience with accounts purchased in bulk from specific sellers, the geographic location of accounts, the number of accounts purchased, the customers’ credit scores and the type of security or home/business automation equipment used by the customers. In purchasing accounts, we have relied on management’s knowledge of the industry, due diligence procedures and representations and warranties of bulk account sellers. We cannot assure you that in all instances the representations and warranties made by bulk account sellers are true and complete or, if the representations and warranties are inaccurate, that we will be able to recover damages from bulk account sellers in an amount sufficient to fully compensate us for any resulting losses. If any of these risks materializes, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Our customer generation strategies and the competitive market for customer accounts may affect our future profitability.
A principal element of our business strategy is the generation of new customer accounts through our authorized dealer program, which accounted for approximately 40% of our new customer accounts for our 2013 fiscal year. Our future operating results will depend in large part on our ability to manage this generation strategy effectively. Although we currently generate accounts through hundreds of authorized dealers, a significant portion of our accounts originate from a smaller number of authorized dealers. In particular, during our 2013 fiscal year one authorized dealer accounted for approximately 16% of all our new accounts. We experience loss of authorized dealers from our authorized dealer program due to various factors, such as authorized dealers becoming inactive or discontinuing their electronic security business, non-renewal of our dealer contracts and competition from other alarm monitoring companies. If we experience a loss of authorized dealers representing a significant portion of our account generation from our authorized dealer program or if we are unable to replace or recruit authorized dealers in accordance with our business plans, our business, financial condition, results of operations and cash flows may be materially and adversely affected.
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
Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business or achieving anticipated operations efficiencies or cost savings;

•	possibility of litigation or other claims in connection with, or as a result of, an acquisition, including claims from terminated employees, customers, former stockholders or other third parties;

•	inability to obtain required regulatory approvals and/or required financing on favorable terms;

•	potential loss of key employees, key contractual relationships or key customers of acquired companies or of us;

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies; and

•	dilution of interests of holders of shares of our common stock through the issuance of equity securities or equity-linked securities.
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
Adverse developments in our relationship with our employees could adversely affect our business, results of operations and financial condition.
As of September 27, 2013, approximately 2,000 of our employees at various sites, or approximately 12 percent of our total workforce, were represented by unions and covered by collective bargaining agreements. Our relationships with these unions have generally been good. We are currently party to approximately 35 collective bargaining agreements in the United States and Canada. Almost one-third of these agreements are up for renewal in any given year. We cannot predict the outcome of negotiations of the collective bargaining agreements covering our employees. If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services. New labor agreements or the renewal of existing agreements may impose significant new costs on us, which could adversely affect our financial condition and results of operations in the future.
We may be subject to liability for obligations of The Brink’s Company under the Coal Act.
On May 14, 2010, we acquired Broadview Security, a business formerly owned by The Brink’s Company. Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the “Coal Act”), The Brink’s Company and its majority-owned subsidiaries as of July 20, 1992 (including certain legal entities acquired in the Broadview Security acquisition) are jointly and severally liable with certain of The Brink’s Company’s other current and former subsidiaries for health care coverage obligations provided for by the Coal Act. A Voluntary Employees’ Beneficiary Associate (“VEBA”) trust has been established by The Brink’s Company to pay for these liabilities, although the trust may have insufficient funds to satisfy all future obligations. At the time of the Broadview Spin-Off, Broadview Security entered into an agreement pursuant to which The Brink’s Company agreed to indemnify it for any and all liabilities and expenses related to The Brink’s Company’s former coal operations, including any health care coverage obligations. The Brink’s Company has agreed that this indemnification survives our acquisition of Broadview Security. We have evaluated our potential liability under the Coal Act as a contingency in light of all known facts, including the funding of the VEBA and indemnification provided by The Brink’s Company. We have concluded that no accrual is necessary due to the existence of the indemnification and our belief that The Brink’s Company and VEBA will be able to satisfy all future obligations under the Coal Act. However, if The Brink’s Company and the VEBA are unable to satisfy all such obligations, we could be held liable, which could have a material adverse effect on our financial condition, results of operations or cash flows.
Risks Relating to Our Liquidity
Disruptions in the financial markets or changes in our credit ratings could adversely affect us by reducing availability of credit or access to financing on favorable terms or at all and could adversely affect our suppliers by increasing funding costs or reducing availability of credit.
In the normal course of our business, we may access the capital markets for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of common stock, capital expenditures and investments in our business. We rely on the capital markets, particularly for offerings of debt securities to meet our financial commitments and liquidity needs. Although we expect to have sufficient liquidity to meet our foreseeable needs, our access to and the cost of capital could be negatively impacted by disruptions in the financial markets or changes in our credit ratings. In recent years, the credit markets experienced significant dislocations and liquidity disruptions, and similar disruptions in the credit markets in the future could make financing terms for borrowers unattractive or unavailable. These factors may make it more difficult or expensive for us to access the capital markets if the need arises. In addition, these factors may make it more difficult for our suppliers to meet demand for their products or for potential strategic partners to commence new projects, as they may experience increased costs of debt financing or difficulties in obtaining debt financing. Disruptions in the financial markets have had adverse effects on other areas of the economy and have led to a slowdown in general economic activity that may continue to adversely affect our businesses. These disruptions may have other unknown adverse effects. One or more of these factors could adversely affect our business, financial condition, results of operations or cash flows.
In fiscal 2013, Standard and Poor’s Rating Services, Moody’s Investors Service, Inc. and Fitch Ratings downgraded the Company from BBB to BB-, from Baa2 to Ba2 and from BBB+ to BBB-, respectively.  Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time.  Rating agencies may review the ratings assigned to us due to developments that are beyond our control, including as a result of new standards requiring the agencies to reassess rating practices and methodologies.  If further downgrades in our credit ratings were to occur, it could result in higher interest costs under our revolving credit facility.  It could also cause our future borrowing costs to increase and reduce our access to capital.
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
We may continue to increase our debt or raise additional capital in the future, which could affect our financial health and may decrease our profitability.
We may continue to increase our debt or raise additional capital in the future, subject to restrictions in our revolving credit facility and indenture and any debt agreements covering debt incurred subsequent to the date of this report. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of additional capital stock, the terms of the debt or our capital stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, your percentage ownership in us would decline. If we are unable to raise additional capital when needed, it could affect our financial health. Also, regardless of the terms of our debt or equity financing, the amount of our stock that we can issue may be limited because the issuance of our stock may cause the distribution of ADT common shares by Tyco to its shareholders (the "Distribution") to be a taxable event for Tyco under Section 355(e) of the Code, and under the tax sharing agreement entered into in conjunction with the Separation, we could be required to indemnify Tyco for that tax. See “Risk Factors-Risks Relating our Separation from Tyco-We might not be able to engage in desirable strategic transactions and equity issuances because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.”
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
Our certificate of incorporation and by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids more expensive to the acquiror and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings and the right of our board of directors to issue preferred stock without stockholder approval.
Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us. We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our stockholders. Accordingly, in the event that our board of directors determines that a potential business combination transaction is not in the best interests of our company and our stockholders but certain stockholders believe that such a transaction would be beneficial to our company and our stockholders, such stockholders may elect to sell their shares in our company and the trading price of our common stock could decrease.
Risks Relating to our Separation from Tyco
We share responsibility for certain income tax liabilities of ADT, Tyco and Pentair Ltd., formerly Tyco Flow Control International Ltd. (“Pentair”) for tax periods prior to and including September 28, 2012, and such liabilities may include a portion of Tyco's obligations under its tax sharing agreement with Covidien Ltd. (“Covidien”) and TE Connectivity Ltd. (“TE Connectivity”) for tax liabilities for tax periods prior to and including June 29, 2007.
In connection with the 2007 distributions of Covidien and TE Connectivity by Tyco (the “2007 Separation”), Tyco entered into a tax sharing agreement (the “2007 Tax Sharing Agreement”) that governs the rights and obligations of each party with respect to certain pre-2007 Separation tax liabilities and certain tax liabilities arising in connection with the 2007 Separation. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 Separation. In addition, in the event the 2007 Separation or certain related transactions is determined to be taxable as a result of actions taken after the 2007 Separation by Tyco, Covidien or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on Tyco, Covidien or TE Connectivity as a result thereof. If none of the companies is responsible for such failure, then Tyco, Covidien and TE Connectivity would be responsible for such taxes, in the same manner and in the same proportions as other shared tax liabilities under the 2007 Tax Sharing Agreement. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties.
In connection with the Separation from Tyco, we entered into a tax sharing agreement (the “2012 Tax Sharing Agreement”) with Tyco and Pentair that governs the rights and obligations of ADT, Tyco and Pentair for certain pre-Separation tax liabilities, including Tyco's obligations under the 2007 Tax Sharing Agreement. The 2012 Tax Sharing Agreement provides that ADT, Tyco and Pentair will share (i) certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to ADT's, Tyco's, and Pentair's U.S. and certain non-U.S. income tax returns, and (ii) payments required to be made by Tyco in respect to the 2007 Tax Sharing Agreement (collectively, “Shared Tax Liabilities”). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. ADT and Pentair will share 58% and 42%, respectively, of the next $225 million of Shared Tax Liabilities. ADT, Tyco and Pentair will share 27.5%, 52.5% and 20.0%, respectively, of Shared Tax Liabilities above $725 million.
With respect to years prior to and including the 2007 Separation, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Although Tyco has advised us that it has resolved a substantial number of these adjustments, a few significant items raised by the IRS remain open with respect to the audit of the 1997 through 2004 tax years. On July 1, 2013, Tyco announced that the IRS issued Notices of Deficiency to Tyco primarily related to the treatment of certain intercompany debt transactions (the “Tyco IRS Notices”). These notices assert that additional taxes of $883 million plus penalties of $154 million are owed based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries, as they existed at that time. Further, Tyco reported receiving Final Partnership Administrative Adjustments (the “Partnership Notices”) for certain U.S. partnerships owned by its former U.S. subsidiaries, for which Tyco estimates an additional tax deficiency of approximately $30 million will be asserted. The additional tax assessments related to the Tyco IRS Notices and the Partnership Notices exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings is proved correct. Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments. Consistent with its petitions filed with the U.S. Tax Court, Tyco has advised us that it strongly disagrees with the IRS position and believes (i) it has meritorious defenses for the respective tax filings, (ii) the IRS positions with regard to these matters are inconsistent with applicable tax laws and Treasury regulations, and (iii) the previously reported taxes for the years in question are appropriate. If the IRS should successfully assert its position, our share of the collective liability, if any, would be determined pursuant to the 2012 Tax Sharing Agreement. In accordance with the 2012 Tax Sharing Agreement, the amount ultimately assessed under the Tyco IRS Notices and the Partnership Notices would have to be in excess of $1.85 billion before we would be required to pay any of the amounts assessed.  We believe that our income tax reserves and the liabilities recorded in the consolidated balance sheet for the 2012 Tax Sharing Agreement continue to be appropriate. No payments with respect to these matters would be required until the dispute is resolved in the U.S. Tax Court, which Tyco has advised us, could take several years. However, the ultimate resolution of these matters is uncertain, and if the IRS were to prevail, it could have a material adverse impact on our financial condition, results of operations and cash flows, potentially including a reduction in our available net operating loss carryforwards.
We are responsible for all of our own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement's sharing formulae, and Tyco and Pentair are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement's sharing formulae. We also have sole responsibility for any income tax liability arising as a result of our acquisition of Broadview Security in May 2010, including any liability of Broadview Security under the tax sharing agreement between Broadview Security and The Brink's Company dated October 31, 2008 (collectively, the “Broadview Tax Liabilities”). Costs and expenses associated with the management of Shared Tax Liabilities and Broadview Tax Liabilities are generally shared 20% by Pentair, 27.5% by ADT, and 52.5% by Tyco.
All the tax liabilities that are associated with our businesses, including liabilities that arose prior to the Separation, have become our tax liabilities. Although we have agreed to share certain of these tax liabilities with Tyco and Pentair pursuant to the 2012 Tax Sharing Agreement, we remain primarily liable for all of these liabilities. If Tyco and Pentair default on their obligations to us under the 2012 Tax Sharing Agreement, we would be liable for the entire amount of these liabilities. In addition, if another party to the 2012 Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of our, Tyco's and Pentair's tax liabilities.
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
To the extent we are responsible for any liability under the 2012 Tax Sharing Agreement and if our estimate of tax liabilities proves to be less than the amount for which we are ultimately liable, we would incur additional income tax expense, which could have a material adverse impact on our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.
If the distribution of ADT or Pentair common shares by Tyco to its shareholders or certain internal transactions undertaken in anticipation of such distributions are determined to be taxable for U.S. federal income tax purposes, we, our stockholders that are subject to U.S. federal income tax and/or Tyco could incur significant U.S. federal income tax liabilities.
Tyco has received a private letter ruling from the IRS regarding the U.S. federal income tax consequences of the Distribution and the distribution of Pentair common shares by Tyco to its shareholders (the “Pentair Distribution” and, together with the Distribution, the “Distributions”) to the effect that, for U.S. federal income tax purposes, the Distribution will qualify as tax-free under Section 355 of the Code and the Pentair Distribution will qualify as tax-free under Sections 355 and 361 of the Code, except for cash received in lieu of a fractional share of our common stock and the Pentair common shares. The private letter ruling also provides that certain internal transactions undertaken in anticipation of the Distributions will qualify for favorable treatment under the Code. In addition to obtaining the private letter ruling, Tyco obtained an opinion from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the Distributions for U.S. federal income tax purposes. The private letter ruling and the opinion rely on certain facts and assumptions and certain representations and undertakings from us, Pentair and Tyco regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter ruling and the opinion, the IRS could determine on audit that the Distribution, the Pentair Distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the Distribution, the Pentair Distribution or the internal transactions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the Distributions. An opinion of counsel represents counsel's best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinion was based on current law, and cannot be relied upon if current law changes with retroactive effect. If the Distribution ultimately is determined to be taxable, the Distribution could be treated as a taxable dividend or capital gain to our stockholders as of the date of the Distribution for U.S. federal income tax purposes, and those stockholders could incur significant U.S. federal income tax liabilities. In addition, Tyco would recognize gain in an amount equal to the excess of the fair market value of shares of our common stock and the Pentair common shares distributed to Tyco shareholders on the distribution date over Tyco's tax basis in such shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we or Tyco could incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in anticipation of the Distributions are taxable.
In addition, under the terms of the 2012 Tax Sharing Agreement, in the event the Distribution, the Pentair Distribution or the internal transactions were determined to be taxable as a result of actions taken after the Distributions by us, Pentair or Tyco, the party responsible for such failure would be responsible for all taxes imposed on us, Pentair or Tyco as a result thereof. Taxes resulting from the determination that the Distribution, the Pentair Distribution, or any internal transaction that was intended to be tax-free is taxable are referred to herein as “Distribution Taxes.” If such failure is not the result of actions taken after the Distributions by us, Pentair or Tyco, then we, Pentair and Tyco generally would be responsible for 27.5%, 20% and 52.5%, respectively, of any taxes imposed on us, Pentair or Tyco as a result of such determination. Such tax amounts could be significant. In the event that any party to the 2012 Tax Sharing Agreement defaults in its obligation to pay Distribution Taxes to another party that arise as a result of no party's fault, each non-defaulting party would be responsible for an equal amount of the defaulting party's obligation to make a payment to another party in respect of such other party's taxes. To the extent we are responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material adverse impact on our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.
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
As an independent, publicly-traded company, we believe that our business benefits from, among other things, allowing us to better focus our financial and operational resources on our specific business, allowing our management to design and implement corporate strategies and policies that are based primarily on the business characteristics and strategic decisions of our business, allowing us to more effectively respond to industry dynamics and allowing the creation of effective incentives for our management and employees that are more closely tied to our business performance. However, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. For example, it is possible that investors and securities analysts will not place a greater value on our business as an independent company than on our business as a part of Tyco.
We may be unable to make, on a timely or cost-effective basis, the continued changes necessary to operate as an independent publicly-traded company, and we may experience increased costs after the Separation.
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
In addition, for a period of time of up to two years after the Separation, we will continue to share monitoring facilities with Tyco as we work to separate our security monitoring system from that of Tyco. In connection with the Separation, we have entered into monitoring agreements with Tyco pursuant to which we will provide third-party monitoring services to certain of their customers and they will provide third-party monitoring services to certain of our customers for a period of time. We may not be able to effect the separation of our operations and security monitoring system from Tyco as smoothly as anticipated, which may result in disruption to our ongoing business, distraction of management and an increase in our cost of operation.
Our combined financial information for periods prior to September 28, 2012, is not necessarily representative of the results we would have achieved as an independent, publicly-traded company and may not be a reliable indicator of our future results.
The combined financial information included in this Annual Report on Form 10-K for periods prior to September 28, 2012 does not necessarily reflect the results of operations, financial condition and cash flows that we would have achieved as an independent, publicly-traded company or those that we will achieve in the future. This is primarily because:

•
Prior to the Separation, our business was operated by Tyco as part of its broader corporate organization, rather than as an independent, publicly-traded company. In addition, prior to the Separation, Tyco, or one of its affiliates, performed significant corporate functions for us, including tax and treasury administration and certain governance functions, including internal audit and external reporting. Our combined financial statements for periods prior to September 28, 2012 reflect allocations of corporate expenses from Tyco for these and similar functions.

•
For periods prior to September 28, 2012, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were satisfied as part of Tyco’s company-wide cash management practices. As an independent, publicly-traded company, we no longer obtain funds from Tyco to finance our working capital or other cash requirements. Rather, we must obtain financing from banks, through public offerings or private placements of debt or equity securities or other arrangements.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We operate through a network of approximately 200 sales and service offices, eight monitoring facilities, four customer and field support locations and two national sales call centers, located throughout the United States and Canada. Additionally, during fiscal year 2013, we began operations at our new regional distribution center, which is located in Atlanta, GA. These properties total approximately two million square feet, the majority of which is leased. We lease approximately 4,000 vehicles which are used in the installation and service activities of our business.
Our corporate headquarters is located in Boca Raton, FL. We are currently co-located in the same facility as Tyco. In connection with the Separation, we have agreed to share the facility with Tyco until May 2014. However, we are in segregated space within the facility, with each company having its own entrance, security and maintenance systems. We have agreed to lease this space directly from the third-party building owner at market rates for a 12-year period following the Separation.
We also maintain certain transition arrangements with Tyco related to our monitoring, information technology and branch operations, which generally end by September 30, 2014.

The following table shows our significant facilities:

Location	Approximate Square Footage	Owned or Leased
Atlanta, GA Regional Distribution Center	58,000	Leased
Aurora, CO Customer Care Center and Field Support Center	122,000	Leased
Rochester, NY Customer Monitoring Center	40,000	Owned
Rochester, NY National Dispatch Center	25,000	Leased
Jacksonville, FL Customer Monitoring Center and National Sales Center	72,000	Owned
Jacksonville, FL Field Support Center	29,000	Owned
Jacksonville, FL Account Service Center	65,000	Leased
Irving, TX Customer Monitoring Center and Field Support Center	89,000	Owned
Irving, TX National Sales Center	80,000	Leased
Knoxville, TN Customer Monitoring Center and National Dispatch Center	54,000	Owned
Calgary, Alberta Customer Monitoring Center	26,000	Leased
Montreal, Quebec Customer Monitoring Center	21,000	Leased
Toronto, Ontario National Dispatch Center	22,000	Leased
Corporate Headquarters
Boca Raton, FL	104,000	Leased

Item 3. Legal Proceedings.
We were named as a defendant in two putative class actions that were filed on behalf of purported classes of persons who claim to have received unsolicited “robocalls” in contravention of the U.S. Telephone Consumer Protection Act (“TCPA”). These lawsuits were brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received such unsolicited calls, claiming that millions of calls were made by third party entities on our behalf. We assert that such entities were not retained by us nor authorized to make calls on our behalf. During fiscal year 2012, we entered into an agreement to settle this litigation and increased our legal reserve by $15 million. On June 21, 2013, the District Court approved the settlement and entered a Final Order of Judgment and Dismissal. Final payment was made in the fourth fiscal quarter of 2013.
On October 25, 2013, we were notified by subpoena that the Office of the Attorney General of California, in conjunction with the Alameda County District Attorney, is investigating whether certain of our waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code.  We are currently unable to predict the outcome of this investigation or reasonably estimate a range of possible loss.
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
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of the close of business on November 13, 2013, there were 20,178 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ADT”. The following table sets forth the high and low sales prices of shares of ADT common stock as reported by the NYSE and the dividends declared on ADT common stock for the quarterly periods presented below.

	Year Ended September 27, 2013
	Market Price Range		Dividends Declared Per Common Share
Quarter	High	Low
First	$47.00	$35.38	0.125
Second	50.37	44.60	0.250
Third	48.86	38.09	—
Fourth	44.56	38.91	0.250
High and low sales prices per share of our common stock for each full quarterly period of fiscal year 2012 are not provided as ADT common stock did not begin “regular way” trading on the NYSE until October 1, 2012
The timing, declaration and payment of future dividends to holders of our common stock fall within the discretion of our board of directors and will depend on our financial condition and results of operations, the capital requirements of our business, covenants associated with debt obligations, legal requirements, regulatory constraints, industry practice and other factors deemed relevant by our board of directors. On November 18, 2013, our board of directors authorized an increase in our quarterly dividend from $0.125 per common share to $0.20 per common share, beginning with our next dividend declaration.
Performance Graph
The following graph provides a comparison of the cumulative total shareholder return on the Company's common stock to the returns of Standard & Poor's (S&P) 500 and the S&P 500 Industrial Index from October 1, 2012(the first day of fiscal year 2013) through September 27, 2013. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not being filed with the SEC as part of this Annual Report on Form 10-K and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report, irrespective of any general incorporation language contained in such filing).

$140
$130
$120
$110
$100
$90
$80
01-Oct-12
01-Nov-12
01-Dec-12
01-Jan-13
01-Feb-13
01-Mar-13
01-Apr-13
01-May-13
01-Jun-13
01-Jul-13
01-Aug-13
01-Sep-13
ADT
S&P 500
S&P 500 Industrials

The above graph assumes the following:

(1)	$100 invested at the close of business on October 1, 2012, in ADT common stock, S&P 500 Index, and the S&P 500 Industrial Index.

(2)	The cumulative total return assumes reinvestment of dividends.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (1)
06/29/13 - 07/26/13	2,125,955	$41.36	2,125,955	$850,063,525
07/27/13 - 08/30/13	—	$—	—	$850,063,525
08/31/13 - 09/27/13	2,850,000	$41.57	2,850,000	$731,586,413
Total	4,975,955	$41.48	4,975,955	$731,586,413

(1)	On November 26, 2012, the Company's board of directors approved $2 billion of share repurchases over a period of three years.
The transactions described in the table above pertain to the repurchase of common stock as part of the $2 billion, three-year share repurchase program approved by the Company's board of directors on November 26, 2012. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased. On November 18, 2013, our board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of September 27, 2013 with respect to ADT’s common shares issuable under its equity compensation plans:

	Equity Compensation Plan
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted - average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2012 Stock and Incentive Plan (1)	6,537,126	$24.58	7,287,888

Equity compensation plans not approved by security holders	—		—
Total	6,537,126		7,287,888

(1)
The ADT Corporation 2012 Stock and Incentive Plan (the “Plan”) provides for the award of stock options, restricted stock units, performance share units and other equity and equity-based awards to officers and non-officer employees as well as members of our board of directors. Amounts shown in column (a) include 5,296,060 shares that may be issued upon the exercise of stock options, 47,136 deferred stock units (“DSU”) and dividend equivalents earned on such DSUs, 1,041,778 shares that may be issued upon the vesting of restricted stock units and 152,152 shares that may be issued upon vesting of performance share units. The weighted-average exercise price in column (b) is inclusive of the outstanding DSUs and restricted stock units, both of which can be exercised for no consideration. Excluding the DSUs and restricted stock units, the weighted-average exercise price is equal to $30.34.

Item 6. Selected Financial Data.
The following table sets forth selected consolidated and combined financial data for fiscal years 2013, 2012, 2011, 2010 and 2009. The consolidated and combined statement of operations data set forth below for fiscal years 2013, 2012 and 2011 and the consolidated balance sheet data as of September 27, 2013 and September 28, 2012 are derived from our audited consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K. The combined statement of operations data for fiscal years 2010 and 2009 and the combined balance sheet data as of September 30, 2011 and September 24, 2010 are derived from our audited combined financial statements which are not included in this Annual Report on Form 10-K. The combined balance sheet data as of September 29, 2009 is derived from our unaudited combined financial statements not included in this Annual Report on Form 10-K.
ADT has a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal year 2011 was a 53-week year. Fiscal years 2013, 2012, 2010 and 2009 were 52-week years.
This selected financial data should be read in conjunction with our Consolidated and Combined Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report on Form 10-K.

(in millions, except per share data)	2013	2012	2011	2010	2009
Consolidated and Combined Statements of Operations Data:
Revenue	$3,309	$3,228	$3,110	$2,591	$2,248
Operating income(1)	735	722	693	504	474
Net income(1)(2)	421	394	376	239	243
Net income per share(3):
Basic	$1.90	$1.70	$1.62	$1.03	$1.05
Diluted	$1.88	$1.67	$1.59	$1.01	$1.03
Weighted average number of shares(3):
Basic	222	232	232	232	232
Diluted	224	236	236	236	236
Cash dividends declared per ordinary share	$0.625	$—	$—	$—	$—

Consolidated and Combined Balance Sheet Data (End of Year):
Total assets	$9,913	$9,260	$8,739	$8,692	$6,074
Long-term debt(4)	3,373	2,525	1,506	1,326	1,095
Total liabilities(4)	5,591	4,103	3,508	3,526	2,588
Total stockholders' equity	4,322	5,157	5,231	5,166	3,486

(1)	Operating income and net income include $52 million, $67 million, $69 million and $67 million of corporate expense allocated from Tyco for fiscal years 2012, 2011, 2010 and 2009, respectively.

(2)	Net income includes allocated interest expense related to Tyco's external debt of $64 million, $87 million, $102 million and $78 million for fiscal years 2012, 2011, 2010 and 2009, respectively.

(3)
The Separation was completed on September 28, 2012, and we issued 231 million shares of common stock. This initial share amount has been used to calculate earnings per share for fiscal years 2012, 2011, 2010 and 2009. See Note 11 to the Consolidated and Combined Financial Statements for additional information on earnings per share.

(4)
Long-term debt and total liabilities include $1,482 million, $1,301 million and $1,068 million of allocated debt from Tyco as of September 30, 2011, September 24, 2010 and September 25, 2009, respectively.

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
The Consolidated and Combined Financial Statements include our combined operations, assets and liabilities and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Unless otherwise indicated, references to 2013, 2012 and 2011 are to our fiscal years ended September 27, 2013, September 28, 2012 and September 30, 2011, respectively.
As part of a plan to separate into three independent companies, on or prior to September 28, 2012, Tyco transferred the equity interests of the entities that held all of the assets and liabilities of its residential and small business security business in the United States and Canada to ADT. Effective on September 28, 2012 (the “Distribution Date”), Tyco distributed all of its shares of ADT to Tyco's stockholders of record as of the close of business on September 17, 2012 (the “Separation”). On the Distribution Date, each of the stockholders of Tyco received one share of ADT common stock for every two shares of common stock of Tyco held on September 17, 2012.
Our Consolidated Balance Sheets as of September 27, 2013 and September 28, 2012 reflect the consolidated financial position of ADT and its subsidiaries as an independent publicly-traded company. Additionally, our Consolidated and Combined Statements of Operations, Comprehensive Income and Cash Flows for fiscal year 2013 reflect ADT's operations and cash flows as a standalone company. Prior to the Separation on September 28, 2012, our financial position, results of operations and cash flows consisted of Tyco's residential and small business security business in the United States, Canada and certain U.S. territories and were derived from Tyco's historical accounting records and presented on a carve-out basis. As such, our Consolidated and Combined Statements of Operations, Comprehensive Income and Cash Flows for fiscal years 2012 and 2011 consist of the combined results of operations and cash flows of the ADT North American Residential Security Business of Tyco.

We conduct business through our operating entities and report financial and operating information in one reportable segment. We have a 52- or 53-week fiscal year that ends on the last Friday in September. Both fiscal year 2013 and fiscal year 2012 are 52 week years. Fiscal year 2011 was a 53-week year. Our next 53-week year will occur in fiscal year 2016.
Business Overview
ADT is a leading provider of electronic security, interactive home and business automation and related monitoring services. We currently serve approximately 6.5 million customers, making us the largest company of our kind in both the United States and Canada. With a 139-year history, the ADT® brand is one of the most trusted and well-known brands in the security industry today. Our broad and pioneering set of products and services, including our ADT Pulse interactive home and business solutions, and our home health services, meet a range of customer needs for modern lifestyles. Our partner network is the broadest in the industry, and includes dealers, affinity organizations like USAA and AARP and technology providers. ADT delivers an integrated customer experience by maintaining the industry's largest sales, installation and service field force and most robust monitoring network, all backed by the support of approximately 17,000 employees and approximately 200 sales and service offices.
For fiscal year 2013, our revenue was $3.3 billion and our operating income was $735 million. The majority of the monitoring services and a large portion of the maintenance services we provide to our customers are governed by multi-year contracts with automatic renewal provisions. This provides us with significant recurring revenue, which for fiscal year 2013 was approximately 92% of our revenue. We believe that the recurring nature of the majority of our revenue enables us to continuously invest in growing our business. This includes investments in technologies to further enhance the attractiveness of our solutions to current and potential customers, to continue development and training to enable our direct sales, installation, customer service and field service personnel to more effectively deliver exceptional service to our customers, to expand our dealer and partner network and to make continued enhancements to operations efficiency.
Factors Affecting Operating Results
Our subscriber-based business requires significant upfront costs to generate new customers, which in turn provide predictable recurring revenue from monthly monitoring fees. In any period, our business results will be impacted by the following factors: customer additions, costs associated with adding new customers, average revenue per customer, costs related to providing services to customers and customer tenure. We manage our business to optimize these factors. We focus on investing wisely in each of our customer acquisition channels to grow our account base in a cost effective manner and generate positive future cash flows and attractive margins. We also focus on “Creating Customers for Life” by maintaining consistently high levels of customer satisfaction, which increases customer tenure and improves profitability.
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
The monthly fees that we generate from any individual customer depend primarily on the customer's level of service. We offer a wide range of services at various price points, from basic burglar alarm monitoring to our full suite of ADT Pulse interactive services. Our ability to increase monthly average revenue per customer depends on a number of factors, including our ability to effectively introduce and market additional features and services that increase the value of our offerings to customers, which we believe drives customers to purchase higher levels of service and supports our ability to make periodic adjustments to pricing.
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
Customer Attrition Rate. Our economic model is highly dependent on customer retention. Success in retaining customers is driven in part by our discipline in accepting new customers with favorable characteristics and by providing high quality equipment, installation, monitoring and customer service. We evaluate our customer retention based upon the recurring revenue lost resulting from customer attrition, net of dealer charge-backs and re-sales. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the initial period of the contract, generally 12 to 15 months. Re-sales are inactive customer sites that are returned to active service during the period. The attrition rate is a 52-week trailing ratio, the numerator of which is the annualized recurring revenue lost during the period due to attrition and the denominator of which is total annualized recurring revenue based on an average of recurring revenue under contract at the beginning of each month during the period.

During the third quarter of fiscal 2013, we determined that our customer attrition rates in prior periods had been overstated due to inaccurate capture of certain re-sale activity. As a result, historical customer attrition rates have been adjusted. This adjustment had no impact on our financial statements for any prior periods. The following table reflects the revised rates for periods from September 30, 2011 through March 29, 2013:

	Revised	Previously Reported
September 30, 2011	12.7%	13.0%
December 30, 2011	12.7%	13.0%
March 30, 2012	12.9%	13.2%
June 29, 2012	13.2%	13.5%
September 28, 2012	13.5%	13.8%
December 28, 2012	13.4%	13.8%
March 29, 2013	13.5%	13.9%
Recurring Customer Revenue. Recurring customer revenue is generated by contractual monthly recurring fees for monitoring and other recurring services provided to our customers. Our other revenue consists of revenue associated with the sale of equipment, amortization of deferred revenue related to upfront installations fees, non-routine repair and maintenance services and customer termination charges.
Average Revenue per Customer. Average revenue per customer measures the average amount of recurring revenue per customer per month and is calculated based on the recurring revenue under contract at the end of the period, divided by the total number of customers under contract at the end of the period.
Cost to Serve Expenses. Cost to serve expenses represent the cost of providing services to our customers reflected in our Consolidated and Combined Statements of Operations. These expenses include costs associated with service calls for customers who have maintenance contracts, costs of monitoring, call center customer service and guard response, partnership commissions and continuing equity programs, bad debt expense and general and administrative expenses. Recurring customer revenue less cost to serve expenses represents our recurring revenue margin.
Gross Subscriber Acquisition Cost Expenses. Gross subscriber acquisition cost expenses represent the cost of acquiring new customers reflected in our Consolidated and Combined Statements of Operations and include advertising, marketing, and both direct and indirect selling costs for all new accounts as well as sales commissions and installation equipment and labor costs.
Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is a non-GAAP measure reflecting net income adjusted for interest, taxes and certain non-cash items which include depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with customer acquisitions, and amortization of dealer and other intangible assets. We believe EBITDA is useful to provide investors with information about operating profits, adjusted for significant non-cash items, generated from the existing customer base. A reconciliation of EBITDA to net income (the most comparable GAAP measure) is provided under “Results of Operations - Non-GAAP Measures.”
Free Cash Flow (“FCF”). FCF is a non-GAAP measure that our management employs to measure cash that is free from any significant existing obligation and is available to service debt and make investments. The difference between net cash provided by operating activities (the most comparable GAAP measure) and FCF is the deduction of cash outlays for capital expenditures, subscriber system assets, dealer generated customer accounts and bulk account purchases. A reconciliation of FCF to net cash provided by operating activities is provided under “Results of Operations - Non-GAAP Measures.”

Results of Operations

(in millions, except as otherwise indicated)	2013	2012	2011
Recurring customer revenue	$3,041	$2,903	$2,765
Other revenue	268	325	345
Total revenue	3,309	3,228	3,110
Operating income	735	722	693
Interest expense, net	(117)	(92)	(89)
Other income	24	—	—
Income tax expense	(221)	(236)	(228)
Net income	$421	$394	$376

Summary Cash Flow Data:
Net cash provided by operating activities	$1,666	$1,493	$1,439
Net cash used in investing activities	(1,394)	(1,096)	(909)
Net cash used in financing activities	(366)	(231)	(548)

Key Performance Indicators:
Ending number of customers (thousands)(1)	6,521	6,422	6,351
Gross customer additions (thousands)(1)	1,107	1,161	1,088
Customer attrition rate (percent)(2)	13.9%	13.5%	12.7%
Average revenue per customer (dollars)	$40.31	$38.87	$37.24
Cost to serve expenses	$1,001	$961	$918
Gross subscriber acquisition cost expenses	$448	$523	$543
EBITDA	$1,689	$1,584	$1,506
FCF	$460	$406	$537

(1)
Gross customer additions for fiscal year 2013 exclude approximately 117,000 customer accounts acquired in connection with the acquisition of Devcon Security in August 2013. These accounts are included in the 6.5 million ending number of customers as of September 27, 2013.

(2)	The customer attrition rates for fiscal years 2012 and 2011 have been revised. See discussion under “Key Performance Measures” above for further information.
As mentioned above, we manage our business to optimize a number of factors including: customer additions, costs associated with adding new customers, average revenue per customer, costs related to providing services to customers and customer tenure. In order to understand how these key factors impact our Consolidated and Combined Statements of Operations, we consider the following components of our expenses: cost to serve expenses, gross subscriber acquisition cost expenses, and depreciation and amortization. The following tables reflect the location of these costs in our Consolidated and Combined Statements of Operations for fiscal years 2013, 2012 and 2011:

	2013
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$391	$610	$1,001
Gross subscriber acquisition cost expenses	59	389	448
Depreciation and amortization	891	174	1,065
Other	37	—	37
Total	$1,378	$1,173	$2,551

	2012
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$364	$597	$961
Gross subscriber acquisition cost expenses	146	377	523
Depreciation and amortization	831	151	982
Other	33	—	33
Total	$1,374	$1,125	$2,499

	2011
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$350	$568	$918
Gross subscriber acquisition cost expenses	175	368	543
Depreciation and amortization	787	140	927
Other	29	—	29
Total	$1,341	$1,076	$2,417
Year Ended September 27, 2013 Compared with Year Ended September 28, 2012
Revenue
Revenue increased by $81 million, or 2.5%, to $3.3 billion for fiscal year 2013 as compared with fiscal year 2012, primarily due to the growth in recurring customer revenue, which increased by $138 million, or 4.8%. This increase was primarily the result of higher average revenue per customer as well as growth in customer accounts, net of attrition. The growth in recurring customer revenue was partially offset by a decrease in other revenue, which went down by $57 million, or 17.5%, to $268 million for fiscal year 2013 as compared with fiscal year 2012. The reduction in other revenue was due to the mix shift toward more ADT-owned systems rather than outright system sales, resulting in higher deferred revenue and lower current period installation revenue.
Average revenue per customer increased by $1.44, or 3.7%, as of September 27, 2013 compared with September 28, 2012 primarily due to price escalations on our existing customer base and the addition of new customers at higher rates, including increased take rates on ADT Pulse.
Gross customer additions were approximately 1.1 million during fiscal year 2013, reflecting customer account growth of 654,000 in the direct channel and 453,000 in the dealer channel. Additionally, we acquired approximately 117,000 customer accounts in conjunction with our acquisition of Devcon Security, which was completed in August 2013. Excluding these accounts, gross customer additions fell by 54,000, or 4.7%, during fiscal year 2013 as compared to fiscal year 2012, as increases in additions from our direct channel were not sufficient to offset lower dealer channel production. Net of attrition, our ending number of customers grew by 99,000, or 1.5%, during fiscal year 2013. Our annualized customer attrition as of September 27, 2013 was 13.9% compared with 13.5% as of September 28, 2012. The increase in customer attrition from September 28, 2012 was due primarily to relocation disconnects as a result of the continued recovery of the housing market. We continue to focus on high quality service and our disciplined customer selection process in order to limit customer attrition.
Operating Income
Operating income increased by $13 million, or 1.8%, to $735 million for fiscal year 2013 as compared with fiscal year 2012. Operating margin was 22.2% for fiscal year 2013 compared with 22.4% for fiscal 2012. Operating expenses for fiscal year 2013, which included $23 million of costs related to the Separation, totaled $2.6 billion, up 2.7% or $68 million as compared to fiscal year 2012. The increase in operating expenses includes $83 million in higher depreciation and amortization expense related primarily to our subscriber system assets and dealer generated accounts. Cost to serve expenses totaled $1.0 billion for fiscal year 2013 as compared to $961 million for fiscal year 2012. Cost to serve expenses for fiscal year 2012 include integration costs related to the acquisition of Broadview Security of $14 million and restructuring related expenses of approximately $4 million. After considering these items, cost to serve expenses increased by approximately $58 million for fiscal year 2013 as compared to fiscal year 2012. This increase was primarily a result of higher corporate costs and dis-synergies associated with the separation of our business from the commercial security business of Tyco and increased customer service and maintenance expenses driven by investments to improve customer retention. The increase was partially offset by a reduction in legal-related charges as certain costs incurred in fiscal year 2012 did not recur in fiscal year 2013. The increases in depreciation and amortization and cost to serve expenses were partially offset by a $75 million reduction in gross subscriber acquisition cost expenses, which resulted from the deferral of a higher proportion of upfront installation costs associated with the mix shift toward more ADT-owned systems.
AT&T and certain other telecommunication providers have advised us that they will discontinue their 2G services in the future. In connection with these plans, we have initiated a three-year program associated with the replacement of 2G radios used in many of our security systems, which will result in incremental costs beginning in fiscal year 2014. Additionally, during fiscal year 2014, we expect to incur incremental costs associated with the integration of acquisitions as well as costs to realize efficiencies. We will also continue to incur costs directly associated with the Separation during fiscal year 2014. In total, we anticipate that we will incur between $50 million and $65 million in fiscal year 2014 in conjunction with these activities, of which approximately half is associated with the 2G conversion program.
Interest Expense, net
Net interest expense was $117 million for fiscal year 2013 compared with $92 million for fiscal year 2012. Interest expense for fiscal year 2013 is comprised primarily of interest on our long-term debt, which reflects an increase in borrowings related to the issuance of $700 million in notes during January 2013. Interest expense for fiscal year 2012 includes $64 million of allocated interest expense related to Tyco's external debt, approximately $22 million of interest on our unsecured notes and $3 million of financing costs incurred in connection with a bridge facility.
Other Income
During fiscal year 2013, we recorded $24 million of other income, which is comprised primarily of $23 million of non-taxable income recorded pursuant to the tax sharing agreement entered into in conjunction with the Separation. See Note 6 to the Consolidated and Combined Financial Statements for more information.
Income Tax Expense
Income tax expense was $221 million for fiscal year 2013 compared with $236 million for fiscal year 2012, and the effective tax rate fell to 34.4% from 37.5%. The effective tax rate for fiscal year 2013 reflects the favorable impact of an adjustment to the state tax rate at which we expect to settle our net deferred tax liabilities. This adjustment resulted in a tax benefit of $7 million during the period. The effective tax rate for fiscal year 2013 also reflects the favorable impact resulting from $23 million in non-taxable other income. These favorable items were partially offset by the impact of discrete charges of approximately $7 million due to legislative changes in certain states. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate. See Note 6 to the Consolidated and Combined Financial Statements for more information on income taxes.
Year Ended September 28, 2012 Compared with Year Ended September 30, 2011
Revenue
Revenue increased by $118 million, or 3.8%, to $3.2 billion for fiscal year 2012 as compared with fiscal year 2011, primarily due to the growth in recurring customer revenue, which increased by $138 million, or 5.0%. This increase was due primarily to higher average revenue per customer as well as growth in customer accounts, net of attrition.
Average revenue per customer increased by $1.63, or 4.4%, as of September 28, 2012 compared with September 30, 2011 primarily due to planned price escalations to certain existing customers and the addition of new customers at higher monthly rates. Increased take rates on new service offerings, including ADT Pulse, contributed to the higher average revenue per customer.
Gross customer additions were approximately 1.2 million during fiscal year 2012, reflecting customer account growth in all channels. Net of attrition, our ending number of customers grew by 71,000, or 1.1%, during fiscal year 2012. Our annualized customer attrition as of September 28, 2012 was 13.5% compared with 12.7% as of September 30, 2011 and 13.2% as of June 29, 2012. The majority of the increase in customer attrition from June 29, 2012 was due to voluntary disconnects, which includes customers canceling service as a result of price escalations implemented in the second and third quarters of fiscal year 2012.
Operating Income
Operating income increased by $29 million, or 4.2%, to $722 million for fiscal year 2012 as compared with fiscal year 2011. Operating margin was 22.4% for fiscal year 2012 compared with 22.3% for fiscal year 2011. Operating expenses for fiscal year 2012, which included $7 million of costs related to the Separation, totaled $2.5 billion, up 3.7% as compared to fiscal year 2011. The increase in operating expenses includes $55 million in higher depreciation and amortization expense primarily related to our subscriber system assets and dealer generated accounts. Cost to serve expenses totaled $961 million for fiscal year 2012 as compared to $918 million for fiscal year 2011. Cost to serve expenses for fiscal years 2012 and 2011 include integration costs related to the acquisition of Broadview Security of $14 million and $28 million, respectively. Additionally, cost to serve expenses for fiscal year 2012 include restructuring related expenses of approximately $4 million. After considering these items, cost to serve expenses increased by approximately $53 million for fiscal year 2012 as compared to fiscal year 2011 primarily as a result of account growth and investments to grow our business. The increase in cost to serve expenses also reflects $15 million in charges related to legal matters and $5 million in dis-synergies associated with the separation of our business from the commercial security business of Tyco. The increases in depreciation and amortization and cost to serve expenses were partially offset by a $20 million reduction in gross subscriber acquisition cost expenses. This reduction was driven by the deferral of a higher proportion of upfront installation costs associated with the mix shift toward more ADT-owned systems.
Interest Expense, net
Net interest expense was $92 million for fiscal year 2012 compared with $89 million for fiscal year 2011. Interest expense for fiscal years 2012 and 2011 include allocated interest expense related to Tyco's external debt of $64 million and $87 million, respectively. Also included in net interest expense for fiscal year 2012 was approximately $22 million of interest on our unsecured notes and $3 million of financing costs incurred in connection with a bridge facility.
Income Tax Expense
Income tax expense was $236 million for fiscal year 2012 compared with $228 million for fiscal year 2011, while the effective tax rate fell slightly to 37.5%. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
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
The tables below reconcile EBITDA to net income and FCF to cash flows from operating activities.
EBITDA

(in millions)	2013	2012	2011
Net income	$421	$394	$376
Interest expense, net	117	92	89
Income tax expense	221	236	228
Depreciation and intangible asset amortization	942	871	825
Amortization of deferred subscriber acquisition costs	123	111	102
Amortization of deferred subscriber acquisition revenue	(135)	(120)	(114)
EBITDA	$1,689	$1,584	$1,506
EBITDA increased $105 million, or 6.6%, for fiscal year 2013, as compared with the prior year. The increase was primarily due to the impact of higher recurring customer revenue, partially offset by the impact of increased cost to serve expenses as discussed above. Additionally, other income primarily related to the 2012 Tax Sharing Agreement increased EBITDA for fiscal year 2013 by $24 million. See Note 1 to the Condensed, Consolidated and Combined Financial Statements for more information on other income. EBITDA increased $78 million, or 5.2%, for fiscal year 2012, as compared with fiscal year 2011. This increase was primarily due to the impact of higher recurring customer revenue.
FCF

(in millions)	2013	2012	2011
Net cash provided by operating activities	$1,666	$1,493	$1,439
Dealer generated customer accounts and bulk account purchases	(555)	(648)	(581)
Subscriber system assets	(580)	(378)	(290)
Capital expenditures	(71)	(61)	(31)
FCF	$460	$406	$537
For fiscal year 2013, FCF increased $54 million compared with fiscal year 2012. This increase was primarily due to an increase of $173 million in net cash provided by operating activities, which primarily resulted from higher EBITDA and improvements in working capital, and a decrease of $93 million in cash paid for dealer generated customer accounts and bulk account purchases. These factors were partially offset by an increase of $202 million in internally generated subscriber systems and an increase of $10 million in capital expenditures. Approximately $80 million of the increase in internally generated subscriber systems resulted from the mix shift toward more ADT-owned systems and is substantially offset by higher cash flows from operating activities related to increases in deferred subscriber acquisition revenue.
For fiscal year 2012, FCF decreased $131 million compared with fiscal year 2011. This decrease was primarily due to higher cash spend on dealer generated customer accounts and bulk account purchases of $67 million and higher investments in internally generated subscriber systems and capital expenditures of $88 million and $30 million, respectively. This decrease was partially offset by an increase of $54 million in net cash provided by operating activities due to higher EBITDA.
Liquidity and Capital Resources
Liquidity and Cash Flow Analysis
Significant factors driving our liquidity position include cash flows generated from operating activities and investments in internally generated subscriber systems and dealer generated customer accounts. Our cash flows from operations includes cash received from monthly recurring revenue and upfront installation fees received from customers, less cash costs to provide services to our customers, including general and administrative costs and certain costs associated with acquiring new customers. Historically, we have generated and expect to continue to generate positive cash flow from operations. Prior to the Separation, our cash was regularly “swept” by Tyco at its discretion in conjunction with its centralized approach to cash management and financing of operations. Transfers of cash both to and from Tyco's cash management system are reflected as changes in parent company investment in the Consolidated and Combined Statements of Cash Flows for fiscal years 2012 and 2011.

Liquidity
At September 27, 2013, we had $138 million in cash and equivalents and another $600 million available under our $750 million revolving credit facility. Our primary future cash needs are centered on operating activities, working capital, capital expenditures, strategic investments and dividends. In addition, we may use cash to repurchase shares of our common stock under our share repurchase program. We believe our cash position, amounts available under our revolving credit facility and cash provided by operating activities will be adequate to cover our operational and business needs in the next twelve months.
At September 27, 2013, we had $150 million outstanding under our revolving credit facility, all of which was borrowed during the fourth quarter of fiscal year 2013. During the quarter ended September 27, 2013, average borrowings under the facility totaled approximately $41 million at an average interest rate of 1.609%. There were no borrowings under the facility during the first three quarters of fiscal year 2013. During October 2013, the $150 million in borrowings under the revolving credit facility were repaid using a portion of the cash proceeds from the debt issuance described below.
On January 14, 2013, we issued $700 million aggregate principal amount of 4.125% unsecured notes due 2023 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended (the "January 2013 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $694 million and were primarily used for the repurchase of outstanding shares of our common stock. Interest is payable on June 15 and December 15 of each year, and the first payment was made on June 15, 2013. We may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
On October 1, 2013, we issued $1.0 billion aggregate principal amount of 6.250% unsecured notes due October 2021 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended. Net cash proceeds from the issuance of this term indebtedness totaled $987 million, of which $150 million was used to repay the outstanding borrowings under our revolving credit facility as of September 27, 2013. The remaining net proceeds will be used for repurchases of outstanding shares of our common stock and acquisitions. Interest is payable on April 15 and October 15 of each year, commencing on April 15, 2014. We may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
Share Repurchases
On November 26, 2012, our board of directors approved $2 billion of share repurchases over a period of three years.  Pursuant to this approval, we may enter into accelerated share repurchase plans as well as repurchase shares on the open market. During fiscal year 2013, we made open market repurchases of 15.5 million shares of our common stock at an average price of $43.01 per share. The total cost of open market repurchases for fiscal year 2013 was approximately $668 million, of which $635 million was paid during the period. Additionally, between September 28, 2013 and November 13, 2013 we repurchased 7.3 million shares of our common stock for approximately $300 million.
On January 29, 2013, we entered into an accelerated share repurchase agreement under which we repurchased 12.6 million shares of our common stock for $600 million at an average price of $47.60 per share. This accelerated share repurchase program, which was funded with proceeds from the January 2013 Debt Offering, was completed on April 2, 2013.
On November 18, 2013, our board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012. Additionally, on November 19, 2013, we entered into an accelerated share repurchase agreement under which we will repurchase approximately $400 million of our common stock. This accelerated share repurchase program will be funded with available cash on hand. The actual number of shares repurchased will be determined upon completion of the program, which is expected to occur by March 25, 2014.
Dividends
During fiscal year 2013 our board of directors declared five dividends on our common stock of $0.125 per share. The dividend declared on November 26, 2012 was paid on December 18, 2012 to stockholders of record on December 10, 2012. The dividend declared on January 10, 2013 was paid on February 20, 2013 to stockholders of record on January 30, 2013. The dividend declared on March 14, 2013 was paid on May 15, 2013 to stockholders of record on April 24, 2013. The dividend declared on July 19, 2013 was paid on August 21, 2013 to stockholders of record on July 31, 2013. The dividend declared on September 20, 2013 will be paid on November 20, 2013 to stockholders of record on October 30, 2013. We currently anticipate that the four dividends paid during fiscal year 2013 will likely represent a return of capital to our stockholders.
Whether our board of directors exercises its discretion to approve any dividends in the future will depend on many factors, including our financial condition, capital requirements of our business, covenants associated with debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our board of directors deems relevant. Therefore, we can make no assurance that we will pay a dividend in the future. On November 18, 2013, our board of directors authorized an increase in our quarterly dividend from $0.125 per common share to $0.20 per common share, beginning with our next dividend declaration.
Cash Flows from Operating Activities
For fiscal years 2013, 2012 and 2011, we reported net cash provided by operating activities of $1.7 billion, $1.5 billion and $1.4 billion, respectively. See discussion of changes in net cash provided by operating activities included in FCF under “Results of Operations - Non-GAAP Measures.”
Cash Flows from Investing Activities

(in millions)	2013	2012	2011
Net cash used in investing activities	$(1,394)	$(1,096)	$(909)
In order to maintain and grow our customer base and to expand our infrastructure, we typically reinvest the cash provided by our operating activities into our business. These investments are intended to enhance the overall customer experience, improve productivity of our field workforce and support greater efficiency of our back office systems and our customer care centers. For fiscal years 2013, 2012 and 2011, our investing activities consisted of subscriber system asset additions and capital expenditures totaling $651 million, $439 million and $321 million, respectively. Additionally, during fiscal years 2013, 2012 and 2011, we paid $555 million, $648 million and $581 million, respectively, for customer contracts for electronic security services. Customer contracts generated under the ADT dealer program and bulk account purchases during 2013, 2012 and 2011 totaled approximately 453,000, 527,000 and 491,000, respectively. During fiscal year 2013, we completed the acquisitions of Absolute Security and Devcon Security, resulting in cash paid, net of cash acquired, of $16 million and $146 million, respectively.
Cash Flows from Financing Activities

(in millions)	2013	2012	2011
Net cash used in financing activities	$(366)	$(231)	$(548)
For fiscal year 2013, the net cash used in financing activities was primarily the result of $1.2 billion in repurchases of our common stock under our approved share repurchase program, which were partially funded with the $694 million in net proceeds from the January 2013 Debt Offering. Also, during the fourth quarter of fiscal year 2013, we borrowed $150 million on our revolving credit facility. During fiscal year 2013, we paid $112 million in dividends on our common stock and $6 million for share repurchases related to shares purchased from employees to cover tax withholdings. We also received $85 million in proceeds from the exercise of stock options and $61 million in funds from Tyco and Pentair, which related to the allocation of funds between the companies as outlined in the Separation and Distribution Agreement between Tyco and ADT. For fiscal year 2012, the net cash used in financing activities was primarily the result of changes in parent company investment of $1.1 billion and changes in balances due to (from) Tyco and affiliates of $63 million, which were substantially offset by the net proceeds received on our issuance of $2.5 billion in long-term debt and the removal of $1.5 billion in allocated debt from Tyco. For fiscal year 2011, the net cash used in financing activities was primarily the result of changes in parent company investment of $574 million, partially offset by changes in balances due to (from) Tyco and affiliates of $32 million.

Commitments and Contractual Obligations
The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases and other obligations as of September 27, 2013.

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt(1) (4)	$1	$1	$1	$750	$—	$2,450	$3,203
Revolving credit facility(2)	—	—	—	—	—	150	150
Interest payments(3) (4)	120	120	120	119	100	1,161	1,740
Operating leases	58	46	34	26	21	56	241
Capital leases	5	5	5	6	7	20	48
Purchase obligations(5)	23	9	—	—	—	—	32
Minimum required pension plan contributions(6)	2	—	—	—	—	—	2
Total contractual cash obligations(7)	$209	$181	$160	$901	$128	$3,837	$5,416

(1)	Long-term debt obligations consist primarily of our senior unsecured notes and exclude debt discount and interest.

(2)
On October 1, 2013, we issued $1.0 billion in unsecured notes due October 15, 2021, $150 million of which was used to repay the amounts borrowed and outstanding as of September 27, 2013 under our revolving credit facility. Although advances on our revolving credit facility mature in periods within one year, the outstanding borrowings as of September 27, 2013 were effectively refinanced on a long-term basis prior to the issuance of our financial statements. Therefore, they are reflected in the above table as a commitment due in fiscal year 2021, the year in which the newly issued debt matures.

(3)	Interest payments consist primarily of interest on our fixed-rate debt.

(4)
Principal and interest payments in the table above do not reflect contractual obligations and commitments for the unsecured notes we issued on October 1, 2013. The debt principal of $1.0 billion is due October 15, 2021. Interest payments total approximately $31 million every six months commencing on April 15, 2014 and ending on October 15, 2021.

(5)	Purchase obligations consist of commitments for purchases of goods and services.

(6)
We have net unfunded pension and postretirement benefit obligations of $16 million and $6 million, respectively, to certain employees and former employees as of September 27, 2013. We are obligated to make contributions to our pension plans and postretirement benefit plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate changes, investment performance, and amounts of benefit payments. The minimum required contributions to our pension plans are expected to be approximately $2 million in fiscal year 2014. These plans and our estimates of future contributions and benefit payments are more fully described in Note 8 to the Consolidated and Combined Financial Statements.

(7)
Total contractual cash obligations in the table above exclude income taxes as we are unable to make a reasonably reliable estimate of the timing for the remaining payments in future years. See Note 6 to the Consolidated and Combined Financial Statements for further information.

As of September 27, 2013, we had $16 million in standby letters of credit related to our insurance programs.
Off-Balance Sheet Arrangements
As of September 27, 2013, we had no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of the Consolidated and Combined Financial Statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management's estimates are based on the relevant information available at the end of each period.
Revenue Recognition
Major components of our revenue include contractual monitoring and maintenance service revenue, non-refundable installation fees related to subscriber system assets, sales of equipment and other services. We recognize revenue from contractual monitoring and maintenance services as those services are rendered over the contract term. Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The balance of deferred revenue is included in current liabilities or long-term liabilities, as appropriate. Revenue associated with the sale of equipment and related installation is recognized once delivery, installation and customer acceptance is completed.

For transactions in which we retain ownership of the security system, referred to as subscriber system assets, non-refundable fees (referred to as deferred subscriber acquisition revenue) received in connection with the initiation of a monitoring contract, along with associated direct and incremental selling costs (referred to as deferred subscriber acquisition costs), are deferred and amortized over the estimated life of the customer relationship. In certain limited circumstances, ownership of the system is contractually transferred to the customer, in which case each deliverable provided under the arrangement is considered a separate unit of accounting. For contracts that have multiple elements, including equipment, installation, monitoring services and maintenance agreements, consideration is allocated to the units of accounting based on their relative selling price, subject to the requirement that revenue recognized is limited to the amounts already received from the customer that are not contingent upon the delivery of monitoring and maintenance services in the future.
Early termination of the contract by the customer results in a termination charge in accordance with the customer contract, which is recognized when collectability is reasonably assured. Provisions for certain rebates, refunds and discounts to customers are accounted for as reductions in revenue in the same period the related revenue is recorded based on sales terms, historical experience and trend analysis. Refunds occur in limited circumstances and only after all attempts to resolve customer concerns have been exhausted.
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
Goodwill
We assess goodwill for impairment annually and more frequently if events or changes in business circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows and other market data.
We recorded no goodwill impairments in conjunction with our annual goodwill impairment assessment performed on the first day of the fourth quarter of fiscal year 2013. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine whether an impairment charge would result or if such a charge would be material. We will continue to monitor the recoverability of our goodwill.
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
Impairments on long-lived assets to be disposed of are determined based upon the fair value less cost to sell of the applicable assets. The calculation of the fair value of long-lived assets is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
Income Taxes
For purposes of our Consolidated and Combined Financial Statements for periods prior to the Separation on September 28, 2012, income tax expense, deferred tax balances and tax carryforwards were recorded as if ADT filed tax returns on a standalone basis separate from Tyco (“Separate Return Method”). The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods prior to the Separation. The deferred tax balances reflected in our Consolidated Balance Sheets as of September 27, 2013 and September 28, 2012 have been recorded on a consolidated return basis. The calculation of income taxes for the Company requires a considerable amount of judgment and use of both estimates and allocations. Prior to the Separation on September 28, 2012, we primarily operated within a Tyco U.S. consolidated group and within a standalone Canadian entity. In certain instances, tax losses or credits generated by Tyco's other businesses continue to be available to us in periods after the Separation.
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
In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses.
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

Accounting Pronouncements
See Note 1 to the Consolidated and Combined Financial Statements for information about recent accounting pronouncements.
Cautionary Statement Regarding Forward-Looking Statements
This report contains certain information that may constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding business strategies, market potential, future financial performance, the effects of the separation of ADT from Tyco and other matters, are forward-looking. Without limiting the generality of the preceding sentence, any time we use the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
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
Interest Rate Risk
We have a revolving credit facility that bears interest at a floating rate. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. Our long-term debt currently consists of fixed-rate instruments. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. These interest rate swap transactions have the effect of converting part of fixed-rate debt to variable rates. As of September 27, 2013, our exposure to fluctuations in interest rates was not material.
Foreign Currency Risk
We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business, but our results are reported in U.S. dollars.
We are periodically exposed to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. We may from time to time use financial derivatives, which may include forward foreign currency exchange contracts and foreign currency options, to hedge this risk. We generally do not hedge investments in foreign subsidiaries since such investments are long-term in nature. As of September 27, 2013, our exposure to fluctuations in currency rates was not material.
Item 8. Financial Statements and Supplementary Data.
The following consolidated and combined financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of September 27, 2013 and September 28, 2012

•	Consolidated and Combined Statements of Operations for the years ended September 27, 2013, September 28, 2012 and September 30, 2011

•	Consolidated and Combined Statements of Comprehensive Income for the years ended September 27, 2013, September 28, 2012 and September 30, 2011

•	Consolidated and Combined Statements of Stockholders' Equity for the years ended September 27, 2013, September 28, 2012 and September 30, 2011

•	Consolidated and Combined Statements of Cash Flows for the years ended September 27, 2013, September 28, 2012 and September 30, 2011

•	Notes to Consolidated and Combined Financial Statements

•	Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
All other financial statements and schedules have been omitted since the information required to be submitted has been included in the Consolidated and Combined Financial Statements and related Notes or because they are either not applicable or not required under the rules of Regulation S-X.
Information on quarterly results of operations is set forth in Note 13 to the Consolidated and Combined Financial Statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's applicable rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures. Each reporting period, we carry out an evaluation, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on management's evaluation, our principal executive officer and principal financial officer, or persons performing similar functions, have concluded that, as of September 27, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of September 27, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. In accordance with the SEC’s published guidance, management excluded an assessment of the internal control over financial reporting of Devcon Security Holdings, Inc. ("Devcon Security"), which was acquired on August 2, 2013. Devcon Security’s total assets represent approximately 1.6% of our total assets as of September 27, 2013 and its total revenues represent approximately 0.3% of our total revenues for fiscal year 2013. Based on our assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 27, 2013.
Our internal control over financial reporting as of September 27, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report provided in the Index to Consolidated and Combined Financial Statements, which is presented following Item 15 of this report.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information concerning our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."
Information concerning our directors may be found under the proposal regarding the election of directors in our definitive proxy statement (the "2014 Proxy Statement") for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year covered by this report. Such information is incorporated herein by reference.
Information regarding our audit committee and our audit committee financial expert is contained in the 2014 Proxy Statement under the caption "Corporate Governance of the Company - Board Committees” and is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act is set forth in the 2014 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
Information regarding material changes to the procedures by which stockholders may recommend nominees to our board of directors may be found under the caption "Corporate Governance of the Company - Director Nomination Process" in our 2014 Proxy Statement and is incorporated herein by reference.
ADT's Code of Conduct, which applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as all other employees and directors of ADT, meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K. Our Code of Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the New York Stock Exchange, Inc. Our Code of Conduct is posted on the "Investor Relations" section of our website at www.adt.com under the heading "Corporate Governance." We will also provide a copy of our Code of Conduct to stockholders upon request. We disclose any amendments to our Code of Conduct, as well as any waivers for executive officers or directors, on our website.
Item 11. Executive Compensation.
Information concerning executive compensation and certain related matters may be found under the captions "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation and Other Information" and "Compensation of Non-Employee Directors" in our 2014 Proxy Statement. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Certain information concerning compensation plans under which the Company’s equity securities are authorized for issuance is set forth in Item 5 of this Annual Report on Form 10-K under the caption "Securities Authorized for Issuance Under Equity Compensation Plans." The information in our 2014 Proxy Statement set forth under “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information in our 2014 Proxy Statement set forth under the captions “Corporate Governance of the Company - Board Committees," "Corporate Governance of the Company - Director Independence," “Guidelines for Related Party Transactions" and “Certain Relationships and Related Party Transactions” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information in our 2014 Proxy Statement set forth under the proposal related to the ratification of the appointment of the Company’s independent auditors is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	The financial statements listed in the “Index to Consolidated and Combined Financial Statements”

2.	The financial statement schedules listed in the “Index to Consolidated and Combined Financial Statements”

3.	The exhibits listed in the “Index to Exhibits”

(b)	See Item 15(a)(3)

(c)	See Item 15(a)(2)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of November 2013.

THE ADT CORPORATION

By:	/s/ Michael Geltzeiler

Michael Geltzeiler
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on November 20, 2013.
.

Name	Capacity

/s/ Naren Gursahaney	Chief Executive Officer and Director (Principal Executive Officer)
Naren Gursahaney

/s/ Michael Geltzeiler	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Michael Geltzeiler

/s/ Michele Kirse	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Michele Kirse

*	Director
Thomas Colligan

*	Director
Timothy Donahue

*	Director
Robert Dutkowsky

*	Director
Bruce Gordon

*	Director
Bridgette Heller

*	Director
Kathleen Hyle

*	Director
Keith Meister

*	Director
Dinesh Paliwal

* /s/ Michael Geltzeiler
Michael Geltzeiler
Attorney-in-fact

THE ADT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The ADT Corporation
Boca Raton, Florida
We have audited the accompanying consolidated balance sheets of The ADT Corporation and subsidiaries (previously the North American Residential Security Business of Tyco International Ltd.) (the "Company") as of September 27, 2013 and September 28, 2012, and the related consolidated and combined statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 27, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of The ADT Corporation and subsidiaries as of September 27, 2013 and September 28, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 27, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
November 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The ADT Corporation
Boca Raton, Florida
We have audited the internal control over financial reporting of The ADT Corporation and subsidiaries (the "Company") as of September 27, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Devcon Security Holdings, Inc., (“Devcon Security”) which was acquired on August 2, 2013 and whose financial statements constitute approximately 1.6% of total assets and 0.3% of total revenues of the consolidated financial statement amounts as of and for the year ended September 27, 2013. Accordingly, our audit did not include the internal control over financial reporting at Devcon Security. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements and financial statement schedule as of and for the fiscal year ended September 27, 2013 of the Company and our report dated November 20, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Boca Raton, Florida
November 20, 2013

THE ADT CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 27, 2013 and September 28, 2012
(in millions, except share and per share data)

	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$138	$234
Accounts receivable trade, less allowance for doubtful accounts of $27 and $25, respectively	86	78
Inventories	66	42
Prepaid expenses and other current assets	85	46
Deferred income taxes	205	40
Total current assets	580	440
Property and equipment, net	235	217
Subscriber system assets, net	2,002	1,744
Goodwill	3,476	3,400
Intangible assets, net	2,922	2,861
Deferred subscriber acquisition costs, net	520	464
Other assets	178	134
Total Assets	$9,913	$9,260

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$3	$2
Accounts payable	203	144
Accrued and other current liabilities	264	181
Income taxes payable	43	—
Deferred revenue	245	245
Total current liabilities	758	572
Long-term debt	3,373	2,525
Deferred subscriber acquisition revenue	769	675
Deferred tax liabilities	551	157
Other liabilities	140	174
Total Liabilities	5,591	4,103

Commitments and contingencies (See Note 7)

Stockholders' Equity:
Common stock - authorized 1,000,000,000 shares of $0.01 par value; issued and outstanding shares - 208,980,690 as of September 27, 2013 and 231,094,332 as of September 28, 2012	2	2
Additional paid-in capital	3,957	5,062
Retained earnings	283	—
Accumulated other comprehensive income	80	93
Total Stockholders' Equity	4,322	5,157
Total Liabilities and Stockholders' Equity	$9,913	$9,260
See Notes to Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
Fiscal Years Ended September 27, 2013, September 28, 2012 and September 30, 2011
(in millions, except per share data)

	2013	2012	2011
Revenue	$3,309	$3,228	$3,110
Cost of revenue	1,378	1,374	1,341
Selling, general and administrative expenses	1,173	1,125	1,076
Separation costs (See Note 1)	23	7	—
Operating income	735	722	693
Interest income	1	1	1
Interest expense	(118)	(93)	(90)
Other income	24	—	—
Income before income taxes	642	630	604
Income tax expense	(221)	(236)	(228)
Net income	$421	$394	$376

Net income per share:
Basic	$1.90	$1.70	$1.62
Diluted	$1.88	$1.67	$1.59

Weighted-average number of shares:
Basic	222	232	232
Diluted	224	236	236
See Notes to Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years Ended September 27, 2013, September 28, 2012 and September 30, 2011
(in millions)

	2013	2012	2011
Net income	$421	$394	$376
Other comprehensive income (loss):
Foreign currency translation	(19)	17	3
Retirement plans, net of tax effect of $(4), $2 and $2, respectively	6	(3)	(3)
Total other comprehensive (loss) income, net of tax	(13)	14	—
Comprehensive income	$408	$408	$376
See Notes to Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal Years Ended September 27, 2013, September 28, 2012 and September 30, 2011
(in millions)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Parent Company Investment	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance as of September 24, 2010	—	$—	$—	$5,087	$79	$5,166
Comprehensive income:
Net income				376		376
Change in parent company investment				(311)		(311)
Balance as of September 30, 2011	—	—	—	5,152	79	5,231
Comprehensive income:
Other comprehensive income					14	14
Net income				394		394
Conversion of parent company investment	231	2	5,062	(5,546)		(482)
Balance as of September 28, 2012	231	$2	$5,062	$—	$93	$5,157

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of September 28, 2012	231	$2	$5,062	$—	$93	$5,157
Comprehensive income (loss):
Other comprehensive loss					(13)	(13)
Net income				421		421
Dividends declared ($0.625 per share)				(138)		(138)
Common stock repurchases	(27)		(1,274)			(1,274)
Exercise of stock options and vesting of restricted stock units	5		85			85
Stock-based compensation expense			19			19
Separation-related adjustments to additional paid-in capital			65			65
Balance as of September 27, 2013	209	$2	$3,957	$283	$80	$4,322
See Notes to Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
Fiscal Years Ended September 27, 2013, September 28, 2012 and September 30, 2011
(in millions)

	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$421	$394	$376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization	942	871	825
Amortization of deferred subscriber acquisition costs	123	111	102
Amortization of deferred subscriber acquisition revenue	(135)	(120)	(114)
Stock-based compensation expense	19	7	9
Deferred income taxes	207	22	(53)
Provision for losses on accounts receivable and inventory	51	53	46
Other non-cash items	7	12	3
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(55)	(33)	(45)
Inventories	(25)	(30)	(10)
Accounts payable	58	(9)	35
Accrued and other liabilities	35	19	(47)
Income taxes, net	16	184	266
Deferred subscriber acquisition costs	(181)	(147)	(131)
Deferred subscriber acquisition revenue	232	161	115
Other	(49)	(2)	62
Net cash provided by operating activities	1,666	1,493	1,439
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(555)	(648)	(581)
Subscriber system assets	(580)	(378)	(290)
Capital expenditures	(71)	(61)	(31)
Acquisition of businesses, net of cash acquired	(162)	—	—
Other	(26)	(9)	(7)
Net cash used in investing activities	(1,394)	(1,096)	(909)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	85	—	—
Repurchases of common stock under approved program	(1,235)	—	—
Repurchases of common stock for employee related program	(6)	—	—
Dividends paid	(112)	—	—
Proceeds received for allocation of funds related to the Separation	61	—	—
Proceeds from long-term borrowings	850	2,489	—
Repayment of long-term debt	(3)	(1)	(1)
Debt issuance costs	(6)	(26)	—
Allocated debt activity	—	(1,482)	(5)
Change in parent company investment	—	(1,148)	(574)
Change in due to (from) Tyco and affiliates	—	(63)	32
Net cash used in financing activities	(366)	(231)	(548)
Effect of currency translation on cash	(2)	3	(1)
Net (decrease) increase in cash and cash equivalents	(96)	169	(19)
Cash and cash equivalents at beginning of year	234	65	84
Cash and cash equivalents at end of year	$138	$234	$65

Supplementary Cash Flow Information:
Interest paid	$107	$83	$84
Income taxes paid, net of refunds	(2)	30	16
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
Separation from Tyco International Ltd.—On September 19, 2011, Tyco International Ltd. (“Tyco” or “Parent”) announced that its board of directors had approved a plan to separate Tyco into three separate, publicly traded companies, identifying the ADT North American Residential Security Business of Tyco as one of those three companies. In conjunction with this plan, prior to September 28, 2012, Tyco transferred the equity interests of the entities that held all of the assets and liabilities of its residential and small business security business in the United States and Canada to ADT. Effective on September 28, 2012 (the “Distribution Date”), Tyco distributed all of its shares of ADT to Tyco’s stockholders of record as of the close of business on September 17, 2012 (the “Separation”). On the Distribution Date, each of the stockholders of Tyco received one share of ADT common stock for every two shares of common stock of Tyco held on September 17, 2012.
The Separation was completed pursuant to the Separation and Distribution Agreement, dated as of September 26, 2012, between Tyco and ADT (the “2012 Separation and Distribution Agreement”). This agreement provided for the allocation to ADT of certain of Tyco's assets, liabilities and obligations attributable to periods prior to the Separation, which is reflected in the Company's Consolidated Balance Sheet as of September 28, 2012. This agreement also provides for certain non-compete and non-solicitation restrictions that prohibit the Company from competing with Tyco in the commercial security market in the United States and Canada for a period of time after the Separation.
Basis of Presentation—The Consolidated and Combined Financial Statements have been prepared in United States dollars (“USD”) and in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Unless otherwise indicated, references to 2013, 2012 and 2011 are to the Company's fiscal years ended September 27, 2013, September 28, 2012 and September 30, 2011, respectively.
The Consolidated and Combined Financial Statements reflect the Company's financial position, results of operations and cash flows in conformity with GAAP. The Consolidated Balance Sheets as of September 27, 2013 and September 28, 2012 reflect the consolidated financial position of ADT and its subsidiaries as an independent publicly-traded company. Additionally, the Company's Consolidated and Combined Statements of Operations, Comprehensive Income and Cash Flows for the year ended September 27, 2013 reflect ADT's operations and cash flows as a standalone company. Prior to the Separation on September 28, 2012, the Company's financial position, results of operations and cash flows consisted of Tyco's residential and small business security business in the United States, Canada and certain U.S. territories and were derived from Tyco's historical accounting records and presented on a carve-out basis. As such, the Company's Consolidated and Combined Statements of Operations, Comprehensive Income and Cash Flows for fiscal years 2012 and 2011 consist of the combined results of operations and cash flows of the ADT North American Residential Security Business of Tyco.
For periods prior to the Separation, the Company's financial statements included allocations of certain working capital, property and equipment, and operating expense balances. In addition, debt and related interest expense as well as certain general corporate overhead expenses were allocated by Tyco to the Company for the financial statements presented on a carve-out basis. The allocation of corporate overhead expenses from Tyco was based on the relative proportion of either the Company's headcount or revenue to Tyco's consolidated headcount or revenue. Such allocations are believed to be reasonable; however, they may not be indicative of the actual results of the Company had the Company been operating as an independent, publicly traded company for the periods presented or the amounts that will be incurred by the Company in the future. Corporate overhead expenses primarily related to centralized corporate functions, including finance, treasury, tax, legal, information technology, internal audit, human resources and risk management functions. During fiscal years 2012 and 2011, the Company was allocated $52 million and $67 million, respectively, of general corporate expenses incurred by Tyco which are included within selling, general and administrative expenses in the Consolidated and Combined Statements of Operations. The allocation of interest expense from Tyco was based on an assessment of the Company's share of Tyco's external debt using historical data. During fiscal years 2012 and 2011, the Company was allocated $64 million and $87 million, respectively, of interest expense incurred by Tyco. See Note 5 for information on interest expense.
The Company has a 52- or 53-week fiscal year that ends on the last Friday in September. Both fiscal year 2013 and fiscal year 2012 were 52-week years. Fiscal year 2011 was a 53-week year.

The Company conducts business in one operating segment, which is identified by the Company based on how resources are allocated and operating decisions are made. Management evaluates performance and allocates resources based on the Company as a whole.
The Company conducts business through its operating entities. All intercompany transactions have been eliminated. The results of companies acquired during the year are included in the Consolidated and Combined Financial Statements from the effective date of acquisition.
Use of Estimates—The preparation of the Consolidated and Combined Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Significant estimates in these Consolidated and Combined Financial Statements include, but are not limited to, estimates of future cash flows and valuation related assumptions associated with asset impairment testing, useful lives and methods for depreciation and amortization, loss contingencies, income taxes and tax valuation allowances and purchase price allocation. Actual results could differ materially from these estimates.
Revenue Recognition—Major components of revenue for the Company include contractual monitoring and maintenance service revenue, non-refundable installation fees related to subscriber system assets, sales of equipment and other services. Revenue from contractual monitoring and maintenance services is recognized as those services are rendered over the contract term. Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The balance of deferred revenue is included in current liabilities or long-term liabilities, as appropriate. Revenue associated with the sale of equipment and related installation is recognized once delivery, installation and customer acceptance is completed.
For transactions in which the Company retains ownership of the security system, referred to as subscriber system assets, non-refundable fees (referred to as deferred subscriber acquisition revenue) received in connection with the initiation of a monitoring contract, along with associated direct and incremental selling costs (referred to as deferred subscriber acquisition costs), are deferred and amortized over the estimated life of the customer relationship. In certain limited circumstances, ownership of the system is contractually transferred to the customer, in which case each deliverable provided under the arrangement is considered a separate unit of accounting. For contracts that have multiple elements, including equipment, installation, monitoring services and maintenance agreements, consideration is allocated to the units of accounting based on their relative selling price, subject to the requirement that revenue recognized is limited to the amounts already received from the customer that are not contingent upon the delivery of monitoring and maintenance services in the future.
Early termination of the contract by the customer results in a termination charge in accordance with the customer contract, which is recognized when collectability is reasonably assured. The amounts of contract termination charges recognized in revenue during fiscal years 2013, 2012 and 2011 were not material.
Provisions for certain rebates, refunds and discounts to customers are accounted for as reductions in revenue in the same period the related revenue is recorded based on sales terms, historical experience and trend analysis. Refunds occur in limited circumstances and only after all attempts to resolve customer concerns have been exhausted. Amounts that the Company has refunded during fiscal years 2013, 2012 and 2011 were not material.
The Company records estimated product warranty costs at the time of sale. The carrying amounts of the Company's warranty accrual as of September 27, 2013 and September 28, 2012 were not material.
Advertising—Advertising costs which amounted to $163 million, $155 million and $152 million for fiscal years 2013, 2012 and 2011, respectively, are expensed when incurred and are included in selling, general and administrative expenses.
Acquisition Costs—Acquisition costs are expensed when incurred and are included in selling, general and administrative expenses. See Note 2.
Separation Costs—During fiscal year 2013, the Company incurred charges directly related to the Separation of $23 million. These costs are reflected in separation costs in the Consolidated and Combined Statement of Operations. During fiscal year 2012, the Company incurred approximately $10 million in separation related charges, of which $7 million is included in separation costs and $3 million is included in interest expense on the Consolidated and Combined Statement of Operations.
Other Income—During fiscal year 2013, the Company recorded $24 million of other income, which is comprised primarily of $23 million of non-taxable income recorded pursuant to the tax sharing agreement entered into in conjunction with the Separation. See Note 6 for further information.
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
Inventories—Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value. Inventories consisted of the following ($ in millions):

	September 27, 2013	September 28, 2012
Work in progress	$3	$6
Finished goods	63	36
Inventories	$66	$42
Property and Equipment, Net—Property and equipment, net is recorded at cost less accumulated depreciation. Depreciation expense for fiscal years 2013, 2012 and 2011 was $48 million, $38 million and $35 million, respectively. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	Up to 40 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Other machinery, equipment and furniture and fixtures	1 to 14 years
Subscriber System Assets and Related Deferred Costs and Deferred Revenue—The Company considers security system assets related to its electronic security business in two asset categories: internally generated subscriber systems (referred to as subscriber system assets) and customer accounts generated through the ADT dealer program (referred to as dealer intangibles, as further described in the Dealer and Other Amortizable Intangible Assets, Net section below). Assets associated with internally generated subscriber systems include installed property and equipment for which the Company retains ownership and deferred costs directly related to the customer acquisition and system installation. Subscriber system assets represent capitalized equipment and installation costs incurred to prepare the asset for its intended use. The Company pays property taxes on the subscriber system assets and upon customer termination, may retrieve such assets. These assets embody a probable future economic benefit as they generate future monitoring revenue for the Company. Subscriber system assets, net are recorded at cost less accumulated depreciation. Accumulated depreciation of subscriber system assets was $2.2 billion and $2.1 billion as of September 27, 2013 and September 28, 2012, respectively. Depreciation expense relating to subscriber system assets for fiscal years 2013, 2012 and 2011 was $325 million, $287 million and $272 million, respectively.
Deferred subscriber acquisition costs, net associated with subscriber system assets represent direct and incremental selling expenses (i.e. commissions) related to acquiring the customer. Commissions related to up-front consideration paid by customers in connection with the establishment of the monitoring arrangement are determined based on a percentage of the up-front fees and do not exceed deferred revenue. Amortization expense relating to deferred subscriber acquisition costs for fiscal years 2013, 2012 and 2011 was $123 million, $111 million and $102 million, respectively.
Subscriber system assets and any deferred costs and revenue resulting from the customer acquisition are accounted for over the expected life of the customer relationship. The Company accounts for subscriber system assets and related deferred costs and deferred revenue using pools, with separate pools for the components of subscriber system assets and any related deferred costs and deferred revenue based on the same month and year of acquisition. The Company depreciates its pooled subscriber system assets and related deferred costs and deferred revenue using an accelerated method over 15 years. In order to align the depreciation of these assets to the pattern in which their economic benefits are consumed, the accelerated method utilizes an average declining balance rate of 245% and converts to a straight-line methodology when the resulting depreciation charge is greater than that from the accelerated method, resulting in an average depreciation of 59% of the pool within the first five years, 24% within the second five years and 17% within the final five years.
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
Other amortizable intangible assets are amortized on a straight-line basis over 4 to 40 years. The Company evaluates the amortization methods and remaining useful lives of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the amortization method or remaining useful lives.
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
Goodwill—Goodwill is assessed for impairment annually and more frequently if events or changes in business circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows and other market data. There are inherent uncertainties related to these factors which require judgment in applying them to the testing of goodwill for impairment. The Company performs its annual impairment tests for goodwill the first day of the Company's fourth fiscal quarter of each year. See Note 4.
In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, a two-step, quantitative impairment test is then required, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.
Under the qualitative goodwill assessment, events and circumstances that would affect the estimated fair value of a reporting unit are identified and evaluated. Factors such as the inputs to and results of the most recent two-step quantitative impairment test, current and long-term forecasted financial results, changes in strategic outlook or organizational structure, industry and market changes, and macroeconomic indicators are also considered in the assessment.
As discussed above, the two-step, quantitative goodwill impairment test is performed either at the Company’s election or when the results of the qualitative goodwill assessment indicate that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. Under the two-step, quantitative goodwill impairment test, the Company first compares the fair value of its reporting unit with its carrying amount. The estimated fair value of the reporting unit used in the goodwill impairment test is determined utilizing a discounted cash flow analysis based on the Company’s forecasts discounted using market participants’ weighted average cost of capital and market indicators of terminal year cash flows. If the carrying amount of the Company’s reporting unit exceeds its fair value, goodwill is considered potentially impaired and step two of the goodwill impairment test is performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, the Company compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of its reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of its reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

Accrued Expenses and Other Current Liabilities—Included in accrued and other current liabilities in the Company’s Consolidated Balance Sheets are amounts for payroll-related accruals of $48 million and $38 million as of September 27, 2013 and September 28, 2012, respectively. Also included in accrued and other current liabilities are customer advances, which totaled $38 million and $39 million as of September 27, 2013 and September 28, 2012, respectively.
Parent Company Investment—Prior to the Separation on September 28, 2012, Tyco's historical investment in the Company, the Company's accumulated net earnings after taxes, and the net effect of transactions with and allocations from Tyco is shown as Parent company investment in the Consolidated and Combined Financial Statements. See discussion under “Basis of Presentation” for additional information on the allocation of expenses to the Company by Tyco for periods prior to the Separation.
Income Taxes—For purposes of the Company's Consolidated and Combined Financial Statements for periods prior to the Separation on September 28, 2012, income tax expense, deferred tax balances and tax carryforwards have been recorded as if ADT filed tax returns on a standalone basis separate from Tyco (“Separate Return Method”). The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for the periods prior to the Separation. The deferred tax balances reflected in the Company's Consolidated Balance Sheets as of September 27, 2013 and September 28, 2012 have been recorded on a consolidated return basis. The calculation of income taxes for the Company requires a considerable amount of judgment and use of both estimates and allocations. Prior to the Separation on September 28, 2012, the Company primarily operated within a Tyco U.S. consolidated group and within a standalone Canadian entity. In certain instances, tax losses or credits generated by Tyco's other businesses continue to be available to the Company in periods after the Separation.
In determining taxable income for the Company's Consolidated and Combined Financial Statements, the Company must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.
In evaluating the Company's ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative losses in the most recent years and its forecast of future taxable income. In estimating future taxable income, the Company develops assumptions including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage its underlying businesses.
The Company does not have any significant valuation allowances against its net deferred tax assets.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on the Company's deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on the Company's results of operations, financial condition or cash flows.
In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in the United States and Canada. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. If the Company's estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.
Concentration of Credit Risks—Financial instruments which potentially subject the Company to concentrations of credit risks are principally accounts receivables. The Company's concentration of credit risk with respect to accounts receivable is limited due to the significant size of its customer base.

Insurable Liabilities—For fiscal years 2011 and 2012, the Company was insured for worker's compensation, property, product, general and auto liabilities through a captive insurance company, wholly owned by Tyco. The captive's policies covering these risks were deductible reimbursement policies. Tyco maintained insurance for losses in excess of the captive insurance company policies' limits through third party insurance companies. The captive insurance company retained the risk of loss associated with claims incurred prior to the Separation, and therefore, Tyco retained the liability associated with those claims. Accordingly, the Company records receivables from Tyco to offset ADT's liabilities related to these insurance claims. The assets and liabilities associated with claims incurred under these insurance policies reflected in the Company's Consolidated Balance Sheets as of September 27, 2013 and September 28, 2012 are as follows ($ in millions):

	September 27, 2013	September 28, 2012
Prepaid expenses and other current assets	$11	$11
Other assets	27	36
Total assets	$38	$47

Accrued and other current liabilities	$11	$11
Other liabilities	27	36
Total liabilities	$38	$47
Following the Separation on September 28, 2012, the Company maintains its own standalone insurance policies to manage certain of its insurable liabilities. As of September 27, 2013, the Company’s Consolidated Balance Sheet includes liabilities related to the Company’s standalone insurance policies of approximately $31 million, of which $21 million is reflected in accrued and other current liabilities and $10 million is reflected in other liabilities.
Financial Instruments—The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. Included in cash and cash equivalents as of September 27, 2013 and September 28, 2012 is approximately $124 million and $187 million, respectively, of available-for sale securities, representing cash invested in money market mutual funds. These investments are classified as “Level 1” for purposes of fair value measurement, which is performed each reporting period. Any unrealized holding gains or losses are excluded from earnings and reported in other comprehensive income until realized. Due to their short-term nature, the fair value of cash and cash equivalents, including the money market mutual funds, accounts receivable and accounts payable approximated book value as of September 27, 2013 and September 28, 2012.
The fair value of the Company's unsecured notes as of September 28, 2012 was determined using prices for ADT's securities obtained from multiple external pricing services, which is considered a Level 2 input. During the quarter ended June 28, 2013, the Company completed exchange offers for both the $2.5 billion notes issued in July 2012 and the $700 million notes issued in January 2013. See Note 5 for further information on the Company's exchange offers. The completion of these exchange offers enables the Company to use broker-quoted market prices to determine the fair value of its debt. Therefore the fair value of the Company's unsecured notes as of September 27, 2013 was determined using these quoted market prices, which is considered a Level 2 input. The carrying value and fair value of the Company's debt that is subject to fair value disclosures as of September 27, 2013 and September 28, 2012 is as follows ($ in millions):

	September 27, 2013		September 28, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
2.250% notes due July 2017	$750	$716	$749	$766
3.500% notes due July 2022	998	849	998	1,038
4.125% notes due June 2023	700	618	—	—
4.875% notes due July 2042	742	559	742	798
Total	$3,190	$2,742	$2,489	$2,602
The carrying amount of debt outstanding under the Company’s revolving credit facility approximates fair value as interest rates on these borrowings approximate current market rates, which is considered a Level 2 input.
Guarantees—In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows. As of September 27, 2013, the Company had $16 million in standby letters of credit related to its insurance programs. The Company had no letters of credit as of September 28, 2012.
Recent Accounting Pronouncements—In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for the presentation of comprehensive income. The guidance amended the reporting of Other Comprehensive Income (“OCI”) by eliminating the option to present OCI as part of the statement of stockholders' equity. The amendment does not impact the accounting for OCI, but does impact its presentation in the Company's Consolidated and Combined Financial Statements. The guidance requires that items of net income and OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements which include total net income and its components, consecutively followed by total OCI and its components to arrive at total comprehensive income. In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. The guidance became effective for the Company in the first quarter of fiscal year 2013 and has been retrospectively applied for the fiscal years ended September 28, 2012 and September 30, 2011. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.
In September 2011, the FASB issued authoritative guidance which amends the process of testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (defined as having a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the traditional two-step goodwill impairment test is unnecessary. If an entity concludes otherwise, it would be required to perform the first step of the two-step goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test. However, an entity has the option to bypass the qualitative assessment in any period and proceed directly to step one of the impairment test. The guidance became effective for the Company in the first quarter of fiscal year 2013. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.
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
In July 2013, the FASB issued authoritative guidance which amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss carryforward whenever the net operating loss carryforward or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This guidance is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
2. Acquisitions
Dealer Generated Customer Accounts and Bulk Account Purchases
During fiscal years 2013, 2012 and 2011, the Company paid $555 million, $648 million and $581 million, respectively, for customer contracts for electronic security services. Customer contracts generated under the ADT dealer program and bulk account purchases during fiscal years 2013, 2012 and 2011 totaled approximately 453,000, 527,000 and 491,000, respectively.

Acquisitions
On October 1, 2012, the Company completed the acquisition of Absolute Security, which had been an ADT authorized dealer, with $16 million of cash paid during fiscal year 2013. As part of this acquisition, the Company recognized $20 million of goodwill. On August 2, 2013, the Company acquired all of the issued and outstanding capital stock of Devcon Security Holdings, Inc. ("Devcon Security") for cash consideration of $146 million, net of cash acquired. Devcon Security provides alarm monitoring services and related equipment to residential homes, businesses and homeowners associations in the United States. As part of this acquisition, the Company recognized intangible assets of $84 million in customer relationships and $60 million of goodwill as well as insignificant amounts of net working capital and tangible assets. The amounts of revenues and earnings for Devcon Security included in the Company’s results of operation for the two months ended September 27, 2013 were immaterial. The purchase price allocation for the Devcon Security acquisition is preliminary and remains subject to post-closing adjustments.
These acquisitions were not material to the Company's financial statements. There were no acquisitions made by the Company during fiscal years 2012 and 2011.
Acquisition and Integration Related Costs
During fiscal year 2013, the Company incurred $2 million of costs directly related to the acquisition of Devcon Security, which are included within selling, general and administrative expenses in the Consolidated and Combined Statement of Operations. Additionally, during fiscal years 2012 and 2011, the Company incurred $14 million and $28 million, respectively, of costs related to the integration of Broadview Security, which was acquired in fiscal year 2010. A summary of the integration related costs and the line item presentation of these amounts in the Company's Consolidated and Combined Statements of Operations is as follows ($ in millions):

	2012	2011
Cost of revenue	$—	$2
Selling, general and administrative expenses	14	26
Total integration related costs	$14	$28
3. Property and Equipment
Property and equipment consisted of the following ($ in millions):

	September 27, 2013	September 28, 2012
Land	$9	$9
Buildings and leasehold improvements	80	76
Machinery and equipment	389	369
Property under capital leases(1)	41	43
Construction in progress	29	34
Accumulated depreciation(2)	(313)	(314)
Property and equipment, net	$235	$217

(1)	Property under capital leases consists primarily of buildings.

(2)	Accumulated amortization of capital lease assets was $25 million as of both September 27, 2013 and September 28, 2012.
4. Goodwill and Other Intangible Assets
Goodwill
On the first day of the fiscal fourth quarter of 2013, the Company performed a qualitative impairment assessment for goodwill and concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount and therefore goodwill was not impaired. Additionally, there were no goodwill impairments as a result of performing the Company's annual impairment tests for fiscal years 2012 and 2011.

The changes in the carrying amount of goodwill for the years ended September 27, 2013 and September 28, 2012 are as follows ($ in millions):

Balance as of September 28, 2012	$3,400
Acquisitions	80
Currency translation	(4)
Balance as of September 27, 2013	$3,476

Balance as of September 30, 2011	$3,395
Currency translation	5
Balance as of September 28, 2012	$3,400

Other Intangible Assets
The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s other intangible assets as of September 27, 2013 and September 28, 2012 ($ in millions):

	September 27, 2013		September 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$7,697	$4,780	$7,247	$4,392
Other	13	8	12	6
Total	$7,710	$4,788	$7,259	$4,398
Changes in the net carrying amount of contracts and related customer relationships for the years ended September 27, 2013 and September 28, 2012 are as follows ($ in millions):

Balance as of September 28, 2012	$2,855
Acquisition of customer relationships (Devcon Security)	84
Customer contract additions, net of dealer charge-backs	552
Amortization	(566)
Currency translation	(8)
Balance as of September 27, 2013	$2,917

Balance as of September 30, 2011	$2,749
Customer contract additions, net of dealer charge-backs	642
Amortization	(544)
Currency translation	8
Balance as of September 28, 2012	$2,855

Other than goodwill, the Company does not have any other indefinite-lived intangible assets as of September 27, 2013 and September 28, 2012. Intangible asset amortization expense for fiscal years 2013, 2012 and 2011 was $569 million, $546 million and $518 million, respectively. The weighted-average amortization period for contracts and related customer relationships acquired during fiscal year 2013 was 15 years.

The estimated aggregate amortization expense for intangible assets is expected to be approximately $537 million for fiscal year 2014, $454 million for fiscal year 2015, $384 million for fiscal year 2016, $321 million for fiscal year 2017, $268 million for fiscal year 2018 and $958 million for fiscal year 2019 and thereafter.
5. Debt
Debt as of September 27, 2013 and September 28, 2012 is as follows ($ in millions):

	September 27, 2013	September 28, 2012
Current maturities of long-term debt:
Capital lease obligations	$2	$2
Other	1	—
Current maturities of long-term debt	3	2

Long-term debt:
2.250% notes due July 2017	750	749
3.500% notes due July 2022	998	998
4.125% notes due June 2023	700	—
4.875% notes due July 2042	742	742
Capital lease obligations	31	36
Revolving credit facility	150	—
Other	2	—
Total long-term debt	$3,373	$2,525
Total debt	$3,376	$2,527

On June 22, 2012, the Company entered into an unsecured senior revolving credit facility with a maturity date of June 22, 2017 and an aggregate commitment of $750 million, which is available to be used for working capital, capital expenditures and other corporate purposes. The interest rate for borrowings under the revolving credit facility is based on the London Interbank Offered Rate (“LIBOR”) or an alternative base rate, plus a spread, based upon the Company's credit rating. During the quarter ended September 27, 2013, the Company had average borrowings under the facility of $41 million at an average interest rate of 1.609%. There were no borrowings under the facility during fiscal year 2012 or the first three quarters of fiscal year 2013. On October 1, 2013, the Company issued $1.0 billion in unsecured notes due October 15, 2021 (the “October 2013 Debt Offering”), $150 million of which was used to repay the amounts borrowed and outstanding under the revolving credit facility as of September 27, 2013. Pursuant to applicable accounting guidance, the outstanding borrowings under the facility were effectively refinanced on a long-term basis prior to the issuance of the Company’s financial statements for fiscal year 2013. As a result of this refinancing, these borrowings are classified as long-term debt on the Company’s Consolidated Balance Sheet as of September 27, 2013.
On July 5, 2012, the Company issued $2.5 billion aggregate principal amount of unsecured notes, of which $750 million aggregate principal amount of 2.250% notes will mature on July 15, 2017, $1.0 billion aggregate principal amount of 3.500% notes will mature on July 15, 2022, and $750 million aggregate principal amount of 4.875% notes will mature on July 15, 2042. Cash proceeds from the issuance of this term indebtedness, net of debt issuance costs, totaled approximately $2.47 billion and were used primarily to repay intercompany debt and to make other cash payments to Tyco in conjunction with the Separation. Interest is payable on January 15 and July 15 of each year. The Company may redeem each series of the notes, in whole or in part, at any time at a redemption price equal to the principal amount of the notes to be redeemed, plus a make-whole premium.
On January 14, 2013, the Company issued $700 million aggregate principal amount of 4.125% unsecured notes due June 2023 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended (the “January 2013 Debt Offering”). Net cash proceeds from the issuance of this term indebtedness totaled $694 million and were primarily used for the repurchase of outstanding shares of ADT's common stock. Interest is payable on June 15 and December 15 of each year, commencing on June 15, 2013. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
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
On September 12, 2012 the Company established a $750 million commercial paper program, supported by its revolving credit facility of the same amount. The Company discontinued this commercial paper program on July 31, 2013.
The Company's revolving credit facility contains customary covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a minimum required ratio of EBITDA to interest expense and limits on incurrence of liens and subsidiary debt. In addition, the indenture governing the Company's senior unsecured notes contains customary covenants including limits on liens and sale/leaseback transactions. Furthermore, acceleration of any obligation under any of the Company's material debt instruments will permit the holders of its other material debt to accelerate their obligations. As of September 27, 2013, the Company was in compliance with all financial covenants on its debt instruments.
Aggregate annual maturities of long-term debt and capital lease obligations are as follows ($ in millions):

Fiscal 2014	$6
Fiscal 2015	6
Fiscal 2016	6
Fiscal 2017	756
Fiscal 2018	7
Thereafter	2,620
Total	3,401
Less amount representing discount on notes	10
Less amount representing interest on capital leases	15
Total	3,376
Less current maturities of long-term debt	3
Total long-term debt	$3,373

Prior to the issuance of its indenture in July 2012, the Company's working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, were satisfied as part of Tyco's company-wide cash management practices. Accordingly, Tyco's consolidated debt and related interest expense, exclusive of amounts incurred directly by the Company, were allocated to the Company for periods prior to July 5, 2012.
Interest expense totaled $118 million, $93 million and $90 million for the years ended September 27, 2013, September 28, 2012 and September 30, 2011, respectively. Interest expense for fiscal year 2011 and the first nine months of fiscal year 2012 includes allocated interest expense of $87 million and $64 million, respectively. Interest expense for these periods was allocated in the same proportions as debt and included the impact of Tyco's interest rate swap agreements designated as fair value hedges. Interest expense for fiscal year 2013 and the remaining amount of interest expense for fiscal year 2012 primarily represents interest incurred on the Company's unsecured notes.
See Note 1 for information on the fair value of the Company's debt.
6. Income Taxes
Significant components of income before income taxes for fiscal years 2013, 2012 and 2011 are as follows ($ in millions):

	2013	2012	2011
United States	$610	$581	$543
Non-U.S.	32	49	61
	$642	$630	$604

Significant components of the income tax provision for fiscal years 2013, 2012 and 2011 are as follows ($ in millions):

	2013	2012	2011
Current:
United States:
Federal	$7	$170	$228
State	1	36	33
Non-U.S.	6	8	20
Current income tax provision	$14	$214	$281
Deferred:
United States:
Federal	$172	$21	$(50)
State	33	(6)	—
Non-U.S.	2	7	(3)
Deferred income tax provision	207	22	(53)
	$221	$236	$228
The decrease in the current income tax provision in fiscal year 2013 is primarily due to the net operating loss (“NOL”) carryforward generated during the year. See discussion below for additional information on the Company’s NOL carryforwards.
The reconciliation between the actual effective tax rate on continuing operations and the statutory U.S. federal income tax rate for fiscal years 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
U.S. state income tax provision, net	3.5%	3.4%	3.5%
Non-U.S. net earnings	(0.5)%	(0.6)%	(0.7)%
Trademark amortization	(3.6)%	—%	—%
Nondeductible charges	(1.0)%	—%	0.2%
Other	1.0%	(0.3)%	(0.3)%
Provision for income taxes	34.4%	37.5%	37.7%
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

The components of the Company’s net deferred income tax liability as of September 27, 2013 and September 28, 2012 are as follows ($ in millions):

	September 27, 2013	September 28, 2012
Deferred tax assets:
Accrued liabilities and reserves	$37	$32
Tax loss and credit carryforwards	1,114	512
Postretirement benefits	15	22
Deferred revenue	161	147
Other	10	11
	$1,337	$724
Deferred tax liabilities:
Property and equipment	(16)	(9)
Subscriber system assets	(600)	(530)
Intangible assets	(1,052)	(299)
Other	(12)	(1)
	$(1,680)	$(839)
Net deferred tax liability before valuation allowance	(343)	(115)
Valuation allowance	(2)	(2)
Net deferred tax liability	$(345)	$(117)
At the beginning of fiscal year 2013, the Company changed its method of accounting for intangible assets related to dealer generated customer accounts (excluding bulk account purchases) for U.S. tax purposes. This change permitted an immediate deduction of the existing tax basis of the dealer generated customer contracts pursuant to Internal Revenue Code (the “Code”) Section 162, resulting in an increase in the deferred tax liability of approximately $730 million. The increase in the deferred tax liability was substantially offset by an increase of approximately $600 million in the current year NOL carryforwards, the majority of which related to this change in accounting method.
The valuation allowance for deferred tax assets of $2 million as of September 27, 2013 and September 28, 2012, relates to the uncertainty of the utilization of certain state and non-U.S. deferred tax assets. The Company believes that it is more likely than not that it will generate sufficient future taxable income to realize the tax benefits related to its deferred tax assets, including credit and net operating loss carryforwards, on the Company's Consolidated Balance Sheet.
As of September 27, 2013, the Company had approximately $2.8 billion of U.S. Federal NOL carryforwards, $1.7 billion of state NOL carryforwards and no foreign NOL carryforwards. The U.S. Federal NOL carryforwards will expire between 2016 and 2033, and the state NOL carryforwards will expire between 2014 and 2033. Although future utilization will depend on the Company's actual profitability and the result of income tax audits, the Company anticipates that its U.S. Federal NOL carryforwards, will be fully utilized prior to expiration. Of the $2.8 billion U.S. Federal NOL carryforwards, $1.1 billion was generated by a prior consolidated group. As of September 28, 2012, this amount was subject to Separate Return Limitation Year (“SRLY”) rules which placed limits on the amount of SRLY loss that could offset consolidated taxable income in the future. However, during fiscal year 2013, the Company determined that the SRLY limitation was no longer applicable as an "ownership change" is deemed to have occurred upon Separation from Tyco on September 28, 2012 pursuant to Code Section 382. Therefore, the tax attributes as of the end of September 2012 are only subject to the limitations provided by Code Sections 382 and 383. The Company does not, however, expect that this limitation will impact its ability to utilize the tax attributes carried forward from pre-Separation periods.
Unrecognized Tax Benefits
As of September 27, 2013 and September 28, 2012, the Company had unrecognized tax benefits of $87 million and $88 million, respectively, of which $69 million and $70 million, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties related to the unrecognized tax benefits of $16 million and $10 million as of September 27, 2013 and September 28, 2012, respectively. As of September 27, 2013, the current portion of the unrecognized tax benefits and the related accrued interest, which totaled $28 million and $8 million, respectively, are reflected in income taxes payable on the Company’s Consolidated Balance Sheet. The amount of income tax expense for interest and penalties related to unrecognized tax benefits recognized for fiscal years 2013, 2012 and 2011 was immaterial.

A rollforward of unrecognized tax benefits for the years ended September 27, 2013, September 28, 2012 and September 30, 2011 is as follows ($ in millions):

	2013	2012	2011
Balance as of beginning of year	$88	$3	$5
Additions based on tax positions contributed in conjunction with the Separation	—	85	—
Reductions related to lapse of statute of limitations	(1)	—	—
Reductions based on tax positions related to prior years	—	—	(1)
Reductions related to settlements	—	—	(1)
Balance as of end of year	$87	$88	$3

For periods prior to the Separation on September 28, 2012, the unrecognized tax benefits reflected in the Company's Consolidated and Combined Financial Statements have been determined using the Separate Return Method. The increase in the balance of the Company's unrecognized tax benefits for the year ended September 28, 2012 reflects the impact of tax carryforwards and credits that resulted from the Separation. Based on the current status of its income tax audits, the Company believes that it is reasonably possible that up to $40 million in unrecognized tax benefits may be resolved in the next twelve months. The resolution of certain components of the Company's uncertain tax positions will be offset by an adjustment to the receivable from Tyco, which was recorded pursuant to the tax sharing agreement entered into in conjunction with the Separation. See discussion under “Tax Sharing Agreement and Other Income Tax Matters” for additional information on this tax sharing agreement.
Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Canada	2005 – 2013
United States	1997 – 2013
Undistributed Earnings of Subsidiaries
The Company's primary non-U.S. operations are located in Canada. The Company has not provided for income taxes on the undistributed earnings or for unrecognized deferred tax liabilities for temporary differences related to its investment in the Company's Canadian entity since the earnings are expected to be permanently reinvested and the investment is permanent in duration. The determination of the amount of unrecognized deferred tax liabilities is not practicable because of the complexities associated with the calculation including the manner in which the Canadian entity was treated for purposes of the Separation as well as the complexities of the applicable foreign and domestic tax laws. If in the future earnings are repatriated to the United States, or if the Company determines earnings will be remitted in the foreseeable future, an additional tax provision may be required.
Tax Sharing Agreement and Other Income Tax Matters
In connection with the Separation from Tyco, the Company entered into a tax sharing agreement (the “2012 Tax Sharing Agreement”) with Tyco and Pentair Ltd., formerly Tyco Flow Control International, Ltd. (“Pentair”) that governs the rights and obligations of ADT, Tyco and Pentair for certain pre-Separation tax liabilities, including Tyco's obligations under the tax sharing agreement among Tyco, Covidien Ltd. (“Covidien”), and TE Connectivity Ltd. (“TE Connectivity”) entered into in 2007 (the “2007 Tax Sharing Agreement”). The 2012 Tax Sharing Agreement provides that ADT, Tyco and Pentair will share (i) certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to ADT's, Tyco's, and Pentair's U.S. and certain non-U.S. income tax returns, and (ii) payments required to be made by Tyco in respect to the 2007 Tax Sharing Agreement (collectively, “Shared Tax Liabilities”). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. ADT and Pentair will share 58% and 42%, respectively, of the next $225 million of Shared Tax Liabilities. ADT, Tyco and Pentair will share 27.5%, 52.5% and 20.0%, respectively, of Shared Tax Liabilities above $725 million.
In addition, under the terms of the 2012 Tax Sharing Agreement, in the event the distribution of ADT's common shares to the Tyco shareholders (the “Distribution”), the distribution of Pentair common shares to the Tyco shareholders (the “Pentair Distribution” and, together with the Distribution, the “Distributions”), or certain internal transactions undertaken in connection therewith were determined to be taxable as a result of actions taken by ADT, Pentair or Tyco after the Distributions, the party responsible for such failure would be responsible for all taxes imposed on ADT, Pentair or Tyco as a result thereof. Taxes resulting from the determination that the Distribution, the Pentair Distribution, or any internal transaction that were intended to be tax-free is taxable are referred to herein as “Distribution Taxes.” If such failure is not the result of actions taken after the Distributions by ADT, Pentair or Tyco, then ADT, Pentair and Tyco would be responsible for any Distribution Taxes imposed on ADT, Pentair or Tyco as a result of such determination in the same manner and in the same proportions as the Shared Tax Liabilities. ADT has sole responsibility of any income tax liability arising as a result of Tyco's acquisition of Broadview Security in May 2010, including any liability of Broadview Security under the tax sharing agreement between Broadview Security and The Brink's Company dated October 31, 2008 (collectively, “Broadview Tax Liabilities”). Costs and expenses associated with the management of Shared Tax Liabilities, Distribution Taxes, and Broadview Tax Liabilities will generally be shared 20.0% by Pentair, 27.5% by ADT, and 52.5% by Tyco. ADT is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement's sharing formulae. In addition, Tyco and Pentair are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement's sharing formulae.
The 2012 Tax Sharing Agreement also provides that, if any party defaults in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party is required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the 2012 Tax Sharing Agreement that is responsible for all or a portion of an income tax liability defaults in its payment of such liability to a taxing authority, ADT could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, ADT may be obligated to pay amounts in excess of its agreed-upon share of its, Tyco's and Pentair's tax liabilities.
The Company recorded a receivable from Tyco for certain tax liabilities incurred by ADT but indemnified by Tyco under the 2012 Tax Sharing Agreement. This receivable, which is reflected in other assets on the Consolidated Balance Sheet, totaled $41 million and $44 million as of September 27, 2013 and September 28, 2012, respectively. The actual amount that the Company may be entitled to receive could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.
In conjunction with the Separation, substantially all of Tyco's outstanding equity awards were converted into like-kind awards of ADT, Tyco and Pentair. Pursuant to the terms of the 2012 Separation and Distribution Agreement, each of the three companies is responsible for issuing its own shares upon employee exercises of stock option awards or vesting of restricted stock units. However, the 2012 Tax Sharing Agreement provides that any allowable compensation tax deduction for such awards is to be claimed by the employee's current employer. The 2012 Tax Sharing Agreement requires the employer claiming a tax deduction for shares issued by the other companies to pay a percentage of the allowable tax deduction to the company issuing the equity. As a result, during the year ended September 27, 2013, the Company recorded a net receivable of $23 million due from Tyco and Pentair, the offset of which is reflected as other income in the Company's Consolidated and Combined Statement of Operations.
7. Commitments and Contingencies
Lease Obligations
The Company has facility, vehicle and equipment leases that expire at various dates through 2024. Rental expense under these leases was $50 million, $44 million and $38 million for fiscal years 2013, 2012 and 2011, respectively. In fiscal year 2013, rental expense is offset by sublease income of $13 million related to certain of the Company's operating leases. Sublease income was immaterial in fiscal years 2012 and 2011. In addition to operating leases, the Company has commitments under capital leases for certain facilities. See Note 5 for further information on capital lease obligations.
The following table provides a schedule of minimum lease payments for non-cancelable operating leases as of September 27, 2013 ($ in millions):

Fiscal 2014	$58
Fiscal 2015	46
Fiscal 2016	34
Fiscal 2017	26
Fiscal 2018	21
Thereafter	56
241
Less sublease income	25
Total	$216
Purchase Obligations
As of September 27, 2013, the Company had obligations related to commitments to purchase certain goods and services of $23 million for fiscal year 2014 and $9 million for fiscal year 2015.

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
Telephone Consumer Protection Act
The Company was named as a defendant in two putative class actions that were filed on behalf of purported classes of persons who claim to have received unsolicited “robocalls” in contravention of the U.S. Telephone Consumer Protection Act (“TCPA”). These lawsuits were brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received such unsolicited calls, claiming that millions of calls were made by third party entities on the Company's behalf. The Company asserts that such entities were not retained by, nor authorized to make calls on behalf of, the Company. During fiscal year 2012, the Company entered into an agreement to settle this litigation and increased its legal reserve by $15 million. On June 21, 2013, the District Court approved the settlement and entered a Final Order of Judgment and Dismissal. Final payment was made in the fourth fiscal quarter of 2013.
Environmental Matter
On October 25, 2013, the Company was notified by subpoena that the Office of the Attorney General of California, in conjunction with the Alameda County District Attorney, is investigating whether certain of the Company’s waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code.  The Company is currently unable to predict the outcome of this investigation or reasonably estimate a range of possible loss.
Income Tax Matters
As discussed above in Note 6, the 2012 Tax Sharing Agreement governs the rights and obligations of ADT, Tyco and Pentair for certain pre-Separation tax liabilities. The Company is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement's sharing formulae. Tyco and Pentair are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement's sharing formulae.
With respect to years prior to and including the 2007 separation of Covidien and TE Connectivity by Tyco, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Although Tyco has advised ADT that it has resolved a substantial number of these adjustments, a few significant items raised by the IRS remain open with respect to the audit of the 1997 through 2004 tax years. On July 1, 2013, Tyco announced that the IRS issued Notices of Deficiency to Tyco primarily related to the treatment of certain intercompany debt transactions (the "Tyco IRS Notices").  These notices assert that additional taxes of $883 million plus penalties of $154 million are owed based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries, as they existed at that time. Further, Tyco reported receiving Final Partnership Administrative Adjustments (the “Partnership Notices”) for certain U.S. partnerships owned by its former U.S. subsidiaries, for which Tyco estimates an additional tax deficiency of approximately $30 million will be asserted. The additional tax assessments related to the Tyco IRS Notices and the Partnership Notices exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings is proved correct. Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments. Consistent with its petitions filed with the U.S. Tax Court, Tyco has advised the Company that it strongly disagrees with the IRS position and believes (i) it has meritorious defenses for the respective tax filings, (ii) the IRS positions with regard to these matters are inconsistent with applicable tax laws and Treasury regulations, and (iii) the previously reported taxes for the years in question are appropriate. If the IRS should successfully assert its position, the Company's share of the collective liability, if any, would be determined pursuant to the 2012 Tax Sharing Agreement. In accordance with the 2012 Tax Sharing Agreement, the amount ultimately assessed under the Tyco IRS Notices and the Partnership Notices would have to be in excess of $1.85 billion before the Company would be required to pay any of the amounts assessed.  The Company believes that its income tax reserves and the liabilities recorded in the consolidated balance sheet for the 2012 Tax Sharing Agreement continue to be appropriate. No payments with respect to these matters would be required until the dispute is resolved in the U.S. Tax Court, which Tyco has advised the Company, could take several years. However, the ultimate resolution of these matters is uncertain, and if the IRS were to prevail, it could have a material adverse impact on the Company's financial condition, results of operations and cash flows, potentially including a reduction in the Company's available net operating loss carryforwards. Further, to the extent ADT is responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material impact on its financial position, results of operations, cash flows or its effective tax rate in future reporting periods.
Other liabilities in the Company's Consolidated Balance Sheets as of both September 27, 2013 and September 28, 2012 include $19 million for the fair value of ADT's obligations under certain tax related agreements entered into in conjunction with the Separation. The maximum amount of potential future payments is not determinable as they relate to unknown conditions and future events that cannot be predicted.
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
Prior to the Separation, the plan was a commingled plan and included plan participants of other Tyco subsidiaries. Therefore, for periods prior to September 28, 2012, the Company recorded its portion of the commingled plan expense and the related obligations, which had been actuarially determined based on the Company's specific benefit formula by participant and allocated plan assets. The contribution amounts for periods prior to the Separation were determined in total for the commingled plan and allocated to the Company based on headcount. In conjunction with the Separation, the plan was legally separated, and assets were reallocated based on the ERISA prescribed calculation.
The net periodic benefit cost for the defined benefit pension plan for fiscal years 2013, 2012 and 2011 is as follows ($ in millions):

	2013	2012	2011
Service cost	$—	$—	$1
Interest cost	3	3	3
Expected return on plan assets	(4)	(4)	(4)
Amortization of net actuarial loss	1	1	1
Net periodic benefit cost	$—	$—	$1
Weighted-average assumptions used to determine net periodic pension cost during the year:
Discount rate	3.7%	4.5%	5.0%
Expected return on plan assets	7.8%	8.0%	8.0%
Rate of compensation increase	N/A	N/A	4.0%
During fiscal year 2011, the Company froze its active U.S. pension plan. As a result, the Company amortizes its actuarial gains and losses over the average remaining life expectancy of the pension plan participants.
The estimated net actuarial loss for the pension benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is expected to be $1 million.

The change in benefit obligations, plan assets and the amounts recognized on the Consolidated Balance Sheets for the defined benefit plan as of September 27, 2013 and September 28, 2012 are as follows ($ in millions):

	September 27, 2013	September 28, 2012
Change in benefit obligations:
Benefit obligations as of beginning of year	$81	$72
Service cost	—	—
Interest cost	3	3
Actuarial (gain) loss	(9)	9
Benefits and administrative expenses paid	(3)	(3)
Benefit obligations as of end of year	$72	$81
Change in plan assets:
Fair value of plan assets as of beginning of year	$52	$48
Actual return on plan assets	5	5
Employer contributions	2	2
Benefits and administrative expenses paid	(3)	(3)
Fair value of plan assets as of end of year	$56	$52
Funded status	$(16)	$(29)
Amounts recognized in the Consolidated Balance Sheets for the defined benefit plan as of September 27, 2013 and September 28, 2012 are as follows ($ in millions):

	September 27, 2013	September 28, 2012
Amounts reflected in other liabilities:
Non-current liabilities	$(16)	$(29)
Amounts recognized in accumulated other comprehensive income (before income taxes) consist of:
Net actuarial loss	$(29)	$(39)
Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	4.6%	3.7%
Rate of compensation increase	N/A	N/A
The accumulated and aggregate benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $72 million and $56 million, respectively, as of September 27, 2013 and $81 million and $52 million, respectively, as of September 28, 2012.
In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by asset class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions.
The Company's investment strategy for its pension plan is to manage the plan on a going-concern basis. Current investment policy is to maintain an adequate level of diversification while maximizing the return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants as well as providing adequate liquidity to meet immediate and future benefit payment requirements. In addition, U.S. regulations and financial considerations are factors in determining the appropriate investment strategy. The policy targets a 60% allocation to equity securities and a 40% allocation to debt securities.

The pension plan has the following weighted-average asset allocations:

	2013	2012
Asset Category:
Equity securities	63%	60%
Debt securities	36%	38%
Cash and cash equivalents	1%	2%
Total	100%	100%
ADT’s common shares are not a direct investment of the Company’s pension fund, but may be held through investment funds. The aggregate amount of the securities would not be considered material relative to the total fund assets.
The Company evaluates its defined benefit plan’s asset portfolio for the existence of significant concentrations of risk. Types of investment concentration risks that are evaluated include, but are not limited to, concentrations in a single entity, industry, foreign country and individual fund manager. As of September 27, 2013, there were no significant concentrations of risk in the Company’s defined benefit plan assets.
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

The Company’s asset allocations by level within the fair value hierarchy as of September 27, 2013 and September 28, 2012 are presented in the tables below for the Company’s defined benefit plan.

	September 27, 2013
($ in millions)	Level 1	Level 2	Total
Equity securities:
U.S. equity securities	$—	$23	$23
Non-U.S. equity securities	—	12	12
Fixed income securities:
Government and government agency securities	—	7	7
Corporate debt securities	—	13	13
Cash and cash equivalents	—	1	1
Total	$—	$56	$56

	September 28, 2012
($ in millions)	Level 1	Level 2	Total
Equity securities:
U.S. equity securities	$—	$21	$21
Non-U.S. equity securities	—	10	10
Fixed income securities:
Government and government agency securities	—	10	10
Corporate debt securities	—	10	10
Cash and cash equivalents	—	1	1
Total	$—	$52	$52
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
The following tables set forth a summary of pension plan assets valued using NAV or its equivalent as of September 27, 2013 and September 28, 2012 ($ in millions):

	September 27, 2013
Investment	Fair Value	Redemption Frequency	Redemption Notice Period
U.S. equity securities	$23	Daily	1 day, 5 days
Non-U.S. equity securities	12	Daily	2 days
Government and government agency securities	7	Daily	2 days
Corporate debt securities	13	Daily	2 days
	$55

	September 28, 2012
Investment	Fair Value	Redemption Frequency	Redemption Notice Period
U.S. equity securities	$21	Daily	1 day, 5 days
Non-U.S. equity securities	10	Daily	3 days
Government and government agency securities	10	Daily	2 days
Corporate debt securities	10	Daily	2 days
	$51
The strategy of the Company’s investment managers with regard to the investments valued using NAV or its equivalent is to either match or exceed relevant benchmarks associated with the respective asset category. None of the investments valued using NAV or its equivalent contain any redemption restrictions or unfunded commitments.
The Company’s funding policy is to make contributions in accordance with U.S. laws as well as to make discretionary voluntary contributions from time-to-time. During fiscal year 2013, the Company contributed $2 million to its pension plan, which represented the Company’s minimum required contributions to its pension plan for that period. The Company anticipates that it will contribute at least the minimum required to its pension plan in fiscal year 2014 of $2 million.
Benefit payments, including those amounts to be paid and reflecting future expected service as appropriate, are expected to be paid as follows ($ in millions):

Fiscal 2014	$3
Fiscal 2015	3
Fiscal 2016	4
Fiscal 2017	4
Fiscal 2018	4
Fiscal 2019-Fiscal 2023	21
The Company also participates in multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was not material for fiscal years 2013, 2012 and 2011.
Defined Contribution Retirement Plans—Prior to the Separation, the Company maintained through Tyco several defined contribution retirement plans, including 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Following the Separation, the Company maintains its own standalone 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $20 million, $22 million and $17 million for fiscal years 2013, 2012 and 2011, respectively.
Deferred Compensation Plan—Prior to the Separation, the Company maintained through Tyco, a nonqualified Supplemental Savings and Retirement Plan (“SSRP”), which permits eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company's 401(k) plans and the account balance fluctuates with the investment returns on those funds. Following the Separation, the Company maintains its own standalone SSRP for eligible employees. Deferred compensation liabilities were $16 million and $12 million as of September 27, 2013 and September 28, 2012, respectively. Deferred compensation expense was not material for fiscal years 2013, 2012 and 2011.
Postretirement Benefit Plans—The Company generally does not provide postretirement benefits other than pensions for its employees. However, certain acquired operations provide these benefits to employees who were eligible at the date of acquisition, and a small number of U.S. and Canadian operations provide ongoing eligibility for such benefits.
Net periodic postretirement benefit cost was not material for fiscal years 2013, 2012 and 2011. The Company's Consolidated Balance Sheets include postretirement benefit obligations of $6 million and $5 million as of September 27, 2013 and September 28, 2012, respectively. In addition, the Company recorded a net actuarial loss of $1 million within accumulated other comprehensive income included in the Consolidated Balance Sheet as of September 27, 2013. No actuarial gain or loss was recorded within accumulated other comprehensive income in the Consolidated Balance Sheet as of September 28, 2012.
The Company does not expect to make any material contributions to its postretirement benefit plans in fiscal year 2014. Benefit payments, including those amounts to be paid and reflecting future expected service are not expected to be material for fiscal year 2014 and thereafter.
9. Share Plans
Incentive Equity Awards Converted from Tyco Awards
Prior to the Separation, all employee incentive equity awards were granted by Tyco. On September 28, 2012, substantially all of Tyco's outstanding awards were converted into like-kind awards of ADT, Tyco and Pentair. The conversion of existing Tyco equity awards into ADT equity awards was considered a modification of an award (“2012 Award Modification”) in accordance with the authoritative guidance for share-based payments and affected all holders of Tyco incentive equity awards. As a result, the Company compared the fair value of the awards immediately prior to the Separation to the fair value immediately after the Separation to measure incremental compensation cost. The conversion resulted in an increase in the fair value of the awards and, accordingly, the Company recorded non-cash compensation expense, the amount of which was immaterial. The following table provides details on the ADT incentive equity awards issued in conjunction with the 2012 Award Modification:

	Shares	Weighted-Average Grant-Date Fair Value
Stock options	7,837,941	$7.78
Restricted stock units	3,169,241	20.86
Stock Compensation Plans
Prior to the Separation, the Company adopted the ADT Corporation 2012 Stock Incentive Plan (the “Plan”). The Plan provides for the award of stock options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, restricted stock, deferred stock units, promissory stock and other stock-based awards (collectively, “Awards”). In addition to the incentive equity awards converted from Tyco awards, the Plan provides for a maximum of 8 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the Plan.
Total stock-based compensation cost recognized during fiscal years 2013, 2012 and 2011 was $19 million, $7 million and $9 million, respectively, all of which is included in selling, general and administrative expenses in the Consolidated and Combined Statements of Operations. The tax benefit associated with the Company's stock-based compensation arrangements during fiscal years 2013, 2012 and 2011 was $7 million, $3 million and $3 million, respectively.
Stock Options—Options are granted to purchase common shares at prices that are equal to the fair market value of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the Plan. Options granted under the Plan generally vest in equal annual installments over a period of four years and generally expire 10 years after the date of grant. The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model and amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on expected termination behavior, as well as an analysis of actual option forfeitures.
Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. When measuring the fair value immediately before and after the 2012 Award Modification, the Company gave specific consideration to the assumptions used in the Black-Scholes option pricing model. Fair value immediately before the modification was measured based on the assumptions of Tyco whereas the fair value of ADT options immediately after the modification, and from there on, was representative of ADT as a standalone company. The weighted-average assumptions used in the Black-Scholes option pricing model for fiscal years 2013 and 2012 are as follows:

	2013	2012
Risk-free interest rate	0.81-1.62%	1.01-1.21%
Expected life of options (years)	5.75 - 6.00	5.50 - 6.50
Expected annual dividend yield	1.09%	1.42%
Expected stock price volatility	33%	33%
The weighted-average grant-date fair value of options granted during fiscal year 2013 was $13.06, and the intrinsic value of options exercised during fiscal year 2013 was $59 million.
The following table summarizes the stock option activity for fiscal year 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 28, 2012	7,837,941	$26.97
Granted	1,045,399	45.41
Exercised	3,205,566	26.72
Canceled	381,714	32.70
Outstanding as of September 27, 2013	5,296,060	30.34	5.83	$62
Options vested and expected to vest as of September 27, 2013	5,035,301	30.12	5.71	60
Exercisable as of September 27, 2013	3,123,350	27.44	4.22	43

As of September 27, 2013, there was approximately $14 million of total unrecognized compensation expense related to non-vested stock options granted under the Company's share option plan. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 3 years.
Restricted Stock Units—Restricted stock units are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the Plan. Restrictions on the award generally lapse upon normal retirement, if more than twelve months from the grant date, and death or disability of the employee. Recipients of restricted stock units have no voting rights and receive dividend equivalent units. Dividend equivalent units are subject to forfeiture if the underlying awards do not vest. The total number of restricted stock units issued during fiscal year 2013 includes an immaterial number of deferred stock units.
The fair market value of restricted stock units, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting.  Restricted stock units that vest based upon passage of time generally vest over a period of four years.  Restricted stock units that vest dependent upon attainment of various levels of performance (“performance share awards”) generally vest in their entirety three years from the grant date.  The fair value of all restricted stock units is determined based on the closing market price of the underlying stock on the grant date. The number of performance share awards included in the total restricted stock units granted during fiscal year 2013 is immaterial.  No performance share awards vested during fiscal year 2013.
The following table summarizes the restricted stock unit activity, including performance share awards, for fiscal year 2013:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 28, 2012	3,169,241	$20.86
Granted	498,904	45.91
Vested	2,175,231	20.17
Canceled	251,848	27.86
Non-vested as of September 27, 2013	1,241,066	33.75
As of September 27, 2013, there was $23 million of total unrecognized compensation cost related to non-vested restricted stock units. This expense, net of forfeitures is expected to be recognized over a weighted-average period of approximately 2 years.
10. Equity
Common Stock
Shares Authorized and Outstanding—As of September 27, 2013, the Company had 1,000,000,000 shares of $0.01 par value common stock authorized, of which 208,980,690 shares were outstanding.
Dividends—Holders of shares of the Company's common stock are entitled to receive dividends when, as and if declared by its board of directors out of funds legally available for that purpose. Future dividends are dependent on the Company's financial condition and results of operations, the capital requirements of its business, covenants associated with debt obligations, legal requirements, regulatory constraints, industry practice and other factors deemed relevant by its board of directors.
During fiscal year 2013, the Company's board of directors declared five dividends on ADT's common stock of $0.125 per share. The dividend declared on November 26, 2012 was paid on December 18, 2012 to stockholders of record on December 10, 2012. The dividend declared on January 10, 2013 was paid on February 20, 2013 to stockholders of record on January 30, 2013. The dividend declared on March 14, 2013 was paid on May 15, 2013 to stockholders of record on April 24, 2013. The dividend declared on July 19, 2013 was paid on August 21, 2013 to stockholders of record on July 31, 2013. The dividend declared on September 20, 2013 will be paid on November 20, 2013 to stockholders of record on October 30, 2013.
Voting Rights—The holders of the Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the shareholders.
Other Rights—Subject to any preferential liquidation rights of holders of preferred stock that may be outstanding, upon the Company's liquidation, dissolution or winding-up, the holders of ADT common stock are entitled to share ratably in the Company's assets legally available for distribution to its shareholders.

Fully Paid—The issued and outstanding shares of the Company's common stock are fully paid and non-assessable. Any additional shares of common stock that the Company may issue in the future will also be fully paid and non-assessable.
The holders of the Company's common stock do not have preemptive rights or preferential rights to subscribe for shares of its capital stock.
Preferred Stock
The Company's certificate of incorporation authorizes its board of directors to designate and issue from time to time one or more series of preferred stock without shareholder approval. The board of directors may fix and determine the preferences, limitations and relative rights of each series of preferred stock. As of September 27, 2013, there were 50,000,000 shares of $0.01 par value preferred stock authorized of which none were outstanding. The Company does not currently plan to issue any shares of preferred stock.
Share Repurchase Program
On November 26, 2012, the Company's board of directors approved $2 billion of share repurchases over a period of three years.  Pursuant to this approval, the Company may enter into accelerated share repurchase plans as well as repurchase shares on the open market. During fiscal year 2013, the Company made open market repurchases of 15.5 million shares of ADT common stock at an average price of $43.01 per share. The total cost of open market repurchases for fiscal year 2013 was approximately $668 million, of which $635 million was paid during the period.
On January 29, 2013, the Company entered into an accelerated share repurchase agreement under which it repurchased 12.6 million shares of ADT's common stock for $600 million at an average price of $47.60 per share. This accelerated share repurchase program, which was funded with proceeds from the January 2013 Debt Offering, was completed on April 2, 2013.
All of the Company's repurchases were treated as effective retirements of the purchased shares and therefore reduced reported shares issued and outstanding by the number of shares repurchased. In addition, the Company recorded the excess of the purchase price over the par value of the common stock as a reduction to additional paid-in capital.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income reflected on the Consolidated Balance Sheets are as follows ($ in millions):

	Currency Translation Adjustments	Deferred Pension Losses(1)	Accumulated Other Comprehensive Income
Balance as of September 24, 2010	$97	$(18)	$79
Pre-tax current period change	3	(5)	(2)
Income tax benefit	—	2	2
Balance as of September 30, 2011	100	(21)	79
Pre-tax current period change	17	(5)	12
Income tax benefit	—	2	2
Balance as of September 28, 2012	117	(24)	93
Pre-tax current period change	(19)	10	(9)
Income tax benefit	—	(4)	(4)
Balance as of September 27, 2013	$98	$(18)	$80

(1)	The balances of deferred pension losses as of September 27, 2013, September 28, 2012 and September 30, 2011 are reflected net of tax benefit of $11 million, $15 million and $13 million, respectively.
Other
During fiscal year 2013, the Company made adjustments to additional paid-in capital, which primarily resulted from the receipt of $61 million in cash from Tyco and Pentair related to the allocation of funds in accordance with the 2012 Separation and Distribution Agreement.
11. Earnings Per Share
Following the Separation on September 28, 2012, the Company had 231,094,332 common shares outstanding. This amount was used as the starting point for calculating weighted-average shares outstanding for fiscal years 2012 and 2011.

Additionally, diluted weighted-average shares outstanding for fiscal year 2012 was determined assuming that the Separation occurred on the first day of fiscal year 2012. The computation of basic and diluted earnings per share for fiscal years 2013, 2012 and 2011 is as follows:

(in millions, except per share amounts)	2013	2012	2011
Basic Earnings Per Share
Numerator:
Net income	$421	$394	$376
Denominator:
Weighted-average shares outstanding	222	231	231
Effect of vested deferred stock units	—	1	1
Basic weighted-average shares outstanding	222	232	232

Basic earnings per share	$1.90	$1.70	$1.62

Diluted Earnings Per Share	2013	2012	2011
Numerator:
Net income	$421	$394	$376
Denominator:
Basic weighted-average shares outstanding	222	232	232
Effect of dilutive securities:
Stock options	1	2	2
Restricted stock	1	2	2
Diluted weighted-average shares outstanding	224	236	236

Diluted earnings per share	$1.88	$1.67	$1.59
The computation of diluted earnings per share excludes the effect of the potential exercise of options to purchase approximately 0.8 million shares of stock for fiscal years 2013, 2012 and 2011, as the effect would have been anti-dilutive.
12. Geographic Data
Revenues are attributed to individual countries based upon the operating entity that records the transaction. Revenue by geographic area for fiscal years 2013, 2012 and 2011 are as follows ($ in millions):

Revenue	2013	2012	2011
United States	$3,123	$3,034	$2,905
Canada	186	194	205
Total	$3,309	$3,228	$3,110
Long-lived assets by geographic area as of September 27, 2013 and September 28, 2012 are as follows ($ in millions):

Long-lived assets(1)	September 27, 2013	September 28, 2012
United States	$4,785	$4,390
Canada	347	358
Total	$5,132	$4,748

(1)
Long-lived assets are comprised primarily of subscriber system assets, net; property and equipment, net; deferred subscriber acquisition costs, net; and dealer intangibles, net and exclude goodwill, other intangible assets and other assets.

13. Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for fiscal years 2013 and 2012 is as follows ($ in millions, except per share data):

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$809	$821	$833	$846
Gross profit	473	480	490	488
Net income	105	107	113	96
Net income per share:
Basic	$0.45	$0.47	$0.52	$0.45
Diluted	$0.44	$0.47	$0.52	$0.45

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$795	$807	$814	$812
Gross profit	450	458	470	476
Net income	93	105	102	94
Net income per share(1):
Basic	$0.40	$0.45	$0.44	$0.41
Diluted	$0.39	$0.44	$0.43	$0.40

(1)
The Separation was completed on September 28, 2012, and the Company issued 231 million shares of common stock. This initial share amount has been used to calculate earnings per share for all periods presented for fiscal year 2012. See Note 11 for additional information on earnings per share.

14. Subsequent Events
Share Repurchase Program
Between September 28, 2013 and November 13, 2013, the Company repurchased 7.3 million shares of its common stock for approximately $300 million.
On November 18, 2013, the Company’s board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012. Additionally, on November 19, 2013, the Company entered into an accelerated share repurchase agreement under which it will repurchase approximately $400 million of ADT's common stock. This accelerated share repurchase program will be funded with available cash on hand. The actual number of shares repurchased will be determined upon completion of the program, which is expected to occur by March 25, 2014.
Debt
On October 1, 2013, the Company issued $1.0 billion aggregate principal amount of 6.250% unsecured notes due October 2021 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended. Net cash proceeds from the issuance of this term indebtedness totaled $987 million, of which $150 million was used to repay the outstanding borrowings under the Company’s revolving credit facility as of September 27, 2013. The remaining net proceeds will be used for repurchases of outstanding shares of ADT’s common stock and acquisitions. Interest is payable on April 15 and October 15 of each year, commencing on April 15, 2014. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date. As part of the notes issuance, the Company entered into an exchange and registration rights agreement with the initial purchasers of the notes and is obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, or provide a shelf registration statement to cover resales of such notes if the exchange offer is not complete within 365 days after closing.

THE ADT CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Other	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year Ended September 30, 2011	$23	$44	$1	$(45)	$23
Year Ended September 28, 2012	23	50	—	(48)	25
Year Ended September 27, 2013	25	49	—	(47)	27

INDEX TO EXHIBITS

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(6)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(3)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation	(4)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation	(5)

3.3	Amended and Restated Bylaws of The ADT Corporation, dated December 6, 2012	(7)

4.1	Indenture, dated as of July 5, 2012, between The ADT Corporation and Wells Fargo Bank, National Association	(2)

4.2	First Supplemental Indenture, dated as of July 5, 2012, among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	(2)

4.3	Second Supplemental Indenture, dated as of July 5, 2012, among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	(2)

4.4	Third Supplemental Indenture, dated as of July 5, 2012, among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	(2)

4.5	Fourth Supplemental Indenture, dated as of January 14, 2013, between The ADT Corporation and Wells Fargo Bank, National Association	(9)

4.6	Fifth Supplemental Indenture, dated as of October 1, 2013, between The ADT Corporation and Wells Fargo Bank, National Association	(10)

4.7	Exchange and Registration Rights Agreement, dated as of October 1, 2013, among The ADT Corporation and the purchasers identified therein	(10)

10.1	Form of Transition Services Agreement between Tyco International Ltd. and The ADT Corporation	(2)

10.2	Form of Transition Services Agreement between Tyco Integrated Security Canada, Inc. and ADT Security Services Canada, Inc.	(2)

10.3	Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation	(6)

10.4	Non-Income Tax Sharing Agreement dated September 28, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation	(6)

10.5	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation	(6)

10.6	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation	(6)

10.7	Form of Monitoring Agreement between Tyco Integrated Security, Inc. and ADT LLC	(2)

10.8	Form of Monitoring Agreement between ADT Security Services Canada, Inc. and Tyco Integrated Security Canada, Inc.	(2)

10.9	Form of Guard Service Agreement between ADT Security Services Canada, Inc. and Intercon Security Limited	(2)

10.10	Form of Guard Service Agreement between ADT Holdings Inc. and Tyco Integrated Security LLC	(2)

10.11	Form of Master Supply Agreement between Tyco International Ltd. and The ADT Corporation	(2)

10.12	Form of Sublease Agreement	(2)

10.13	Five Year Senior Unsecured Revolving Credit Agreement, dated as of June 22, 2012, among The ADT Corporation, Tyco International Ltd., the lender parties thereto and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as bookrunners and lead arrangers	(2)

10.14*	The ADT Corporation 2012 Stock and Incentive Plan	(5)

10.15*	The ADT Corporation Severance Plan for U.S. Officers and Executives	(6)

10.16*	The ADT Corporation Change in Control Severance Plan	(6)

10.17*	ADT LLC Supplemental Savings and Retirement Plan	(6)

10.18	Agreement, dated December 17, 2012, by and among The ADT Corporation, Keith A. Meister, Corvex Management LP and Soros Fund Management LLC	(8)

10.19*	Form of ADT Indemnification Agreement between The ADT Corporation and Directors and Officers

21	List of subsidiaries of The ADT Corporation

23	Consent of Deloitte & Touche LLP

24	Powers of Attorney

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the annual report on Form 10-K of The ADT Corporation for the year ended September 27, 2013 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Comprehensive Income (iv) the Consolidated and Combined Statements of Stockholders' Equity, (v) the Consolidated and Combined Statements of Cash Flows, and (vi) the Notes to Consolidated and Combined Financial Statements

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the respective exhibit to The ADT Corporation's Registration Statement on Form 10 filed on April 10, 2010 (File No. 001-35502)

(2)	Incorporated by reference from the respective exhibit to Amendment No. 2 to The ADT Corporation's Registration Statement on Form 10 filed on July 9, 2012 (File No. 001-35502)

(3)	Incorporated by reference from the respective exhibit to Amendment No. 3 to The ADT Corporation's Registration Statement on Form 10 filed on July 27, 2012 (File No. 001-35502)

(4)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on September 20, 2012

(5)	Incorporated by reference from the respective exhibit to The ADT Corporation's Form S-8 Registration Statement, as filed on September 27, 2012 (File No.333-184144)

(6)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2012

(7)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on December 6, 2012

(8)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on December 18, 2012

(9)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on January 14, 2013

(10)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2013