Form 10-Q
period 2013-12-27
ADT Corp
filed 2014-01-30
CIK 1546640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 183,309,790 as of January 23, 2014.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADT CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except share and per share data)

	December 27, 2013	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$80	$138
Accounts receivable trade, less allowance for doubtful accounts of $26 and $27, respectively	93	86
Inventories	73	66
Prepaid expenses and other current assets	85	85
Deferred income taxes	205	205
Total current assets	536	580
Property and equipment, net	233	235
Subscriber system assets, net	2,058	2,002
Goodwill	3,459	3,476
Intangible assets, net	2,871	2,922
Deferred subscriber acquisition costs, net	532	520
Other assets	186	178
Total Assets	$9,875	$9,913

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$3	$3
Accounts payable	158	203
Accrued and other current liabilities	230	264
Income taxes payable	45	43
Deferred revenue	231	245
Total current liabilities	667	758
Long-term debt	4,434	3,373
Deferred subscriber acquisition revenue	784	769
Deferred tax liabilities	583	551
Other liabilities	156	140
Total Liabilities	6,624	5,591

Commitments and contingencies (See Note 8)

Stockholders’ Equity:
Common stock – authorized 1,000,000,000 shares of $0.01 par value; issued and outstanding shares – 183,264,654 as of December 27, 2013 and 208,980,690 as of September 27, 2013	2	2
Additional paid-in capital	2,820	3,957
Retained earnings	360	283
Accumulated other comprehensive income	69	80
Total Stockholders’ Equity	3,251	4,322
Total Liabilities and Stockholders’ Equity	$9,875	$9,913
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended
	December 27, 2013	December 28, 2012
Revenue	$839	$809
Cost of revenue	362	336
Selling, general and administrative expenses	307	281
Separation costs (See Note 1)	5	6
Operating income	165	186
Interest expense	(47)	(24)
Other income	2	6
Income before income taxes	120	168
Income tax expense	(43)	(63)
Net income	$77	$105

Net income per share:
Basic	$0.39	$0.45
Diluted	$0.39	$0.44

Weighted-average number of shares:
Basic	196	233
Diluted	198	236

Dividends declared per ordinary share	$—	$0.125
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	For the Quarters Ended
	December 27, 2013	December 28, 2012
Net income	$77	$105
Other comprehensive loss:
Foreign currency translation and other	(11)	(4)
Total other comprehensive loss, net of tax	(11)	(4)
Comprehensive income	$66	$101
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of September 27, 2013	209	$2	$3,957	$283	$80	$4,322
Comprehensive income (loss):
Other comprehensive loss					(11)	(11)
Net income				77		77
Common stock repurchases	(26)		(1,152)			(1,152)
Exercise of stock options and vesting of restricted stock units			8			8
Stock-based compensation expense			5			5
Other			2			2
Balance as of December 27, 2013	183	$2	$2,820	$360	$69	$3,251
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the Quarters Ended
	December 27, 2013	December 28, 2012
Cash Flows from Operating Activities:
Net income	$77	$105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization	249	227
Amortization of deferred subscriber acquisition costs	32	30
Amortization of deferred subscriber acquisition revenue	(37)	(32)
Stock-based compensation expense	5	4
Deferred income taxes	34	59
Provision for losses on accounts receivable and inventory	13	13
Changes in operating assets and liabilities and other	(38)	3
Net cash provided by operating activities	335	409
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(110)	(125)
Subscriber system assets	(157)	(122)
Capital expenditures	(12)	(13)
Other investing	28	(16)
Net cash used in investing activities	(251)	(276)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	8	27
Excess tax benefit from stock-based award activities	2	—
Repurchases of common stock under approved program	(1,184)	(8)
Repurchases of common stock for employee related program	(1)	(6)
Dividends paid	(25)	(29)
Proceeds received for allocation of funds related to the Separation	—	32
Proceeds from long-term borrowings	1,225	—
Repayment of long-term debt	(151)	(1)
Debt issuance costs	(13)	—
Other financing	(2)	—
Net cash (used in) provided by financing activities	(141)	15

Effect of currency translation on cash	(1)	—

Net (decrease) increase in cash and cash equivalents	(58)	148
Cash and cash equivalents at beginning of period	138	234
Cash and cash equivalents at end of period	$80	$382
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business—The ADT Corporation ("ADT" or the "Company"), a company incorporated in the state of Delaware, is a leading provider of electronic security, interactive home and business automation and related monitoring services in the United States and Canada.
Separation from Tyco International Ltd.—On September 28, 2012, the Company completed its separation (the "Separation") from Tyco International Ltd. ("Tyco").
Basis of Presentation—The Condensed and Consolidated Financial Statements have been prepared in United States dollars ("USD") and in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Condensed and Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The interim results reported in these Condensed and Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year. For a more comprehensive understanding of ADT and its Condensed and Consolidated Financial Statements, please review these interim financial statements in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 27, 2013, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on November 20, 2013.
The Condensed and Consolidated Financial Statements reflect the Company's financial position, results of operations and cash flows in conformity with GAAP. The Condensed and Consolidated Balance Sheets as of December 27, 2013 and September 27, 2013 reflect the consolidated financial position of ADT and its subsidiaries as an independent publicly-traded company.
The Company has a 52- or 53-week fiscal year that ends on the last Friday in September. Both fiscal year 2014 and fiscal year 2013 are 52-week years.
The Company conducts business in one operating segment, which is identified by the Company based on how resources are allocated and operating decisions are made. Management evaluates performance and allocates resources based on the Company as a whole.
The Company conducts business through its operating entities. All intercompany transactions have been eliminated. The results of companies acquired are included in the Condensed and Consolidated Financial Statements from the effective date of acquisition.
Separation Costs—During the quarters ended December 27, 2013 and December 28, 2012, the Company incurred charges directly related to the Separation of $5 million and $6 million, respectively. These costs are reflected in separation costs in the Company's Condensed and Consolidated Statements of Operations.
Inventories—Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value. Inventories consisted of the following ($ in millions):

	December 27, 2013	September 27, 2013
Work in progress	$4	$3
Finished goods	69	63
Inventories	$73	$66
Financial Instruments—The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and derivative financial instruments. Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of December 27, 2013 and September 27, 2013.
Cash Equivalents—Included in cash and cash equivalents as of December 27, 2013 and September 27, 2013 is approximately $19 million and $124 million, respectively, of available-for-sale securities, representing cash invested in money market mutual funds. These investments are classified as Level 1 for purposes of fair value measurement, which is performed each reporting period. Unrealized holding gains or losses, if any, are excluded from earnings and reported in other comprehensive income until realized.

Long-Term Debt Instruments—The fair value of the Company's senior unsecured notes was determined using prices for ADT's securities obtained from multiple external pricing services, which are considered Level 2 inputs. The carrying amount of debt outstanding under the Company’s revolving credit facility approximates fair value as interest rates on these borrowings approximate current market rates, which is considered a Level 2 input.
The carrying value and fair value of the Company's debt that is subject to fair value disclosures as of December 27, 2013 and September 27, 2013 were as follows ($ in millions):

	December 27, 2013		September 27, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt instruments, excluding capital lease obligations	$4,402	$4,085	$3,340	$2,892
Derivative Instruments—All derivative financial instruments are reported on the Condensed and Consolidated Balance Sheets at fair value. For derivative financial instruments designated as fair value hedges, the changes in fair value of both the derivatives and the hedged items are recognized currently in the Condensed and Consolidated Statements of Operations. The fair values of the Company’s derivative financial instruments are not material. During the quarter ended December 27, 2013, the Company entered into interest rate swap transactions, designated as fair value hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on $500 million of its 6.250% fixed-rate notes due October 2021 to floating rates. These transactions did not have a material impact on the Company’s Condensed and Consolidated Financial Statements as of and for the quarter ended December 27, 2013.
Accrued and Other Current Liabilities—Accrued and other current liabilities in the Company's Condensed and Consolidated Balance Sheets includes accrued interest on long-term debt of $57 million and $27 million as of December 27, 2013 and September 27, 2013, respectively.
Restructuring and Related Charges—In December 2013, the Company recognized $5 million in severance charges related to the separation of employees in conjunction with actions taken to reduce general and administrative expenses.
Guarantees—As of December 27, 2013 and September 27, 2013, the Company had $19 million and $16 million, respectively, in standby letters of credit related to its insurance programs.
Recent Accounting Pronouncements—In February 2013, the Financial Accounting Standards Board issued authoritative guidance which expands the disclosure requirements for amounts reclassified out of accumulated other comprehensive income ("AOCI"). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component and present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance became effective for the Company in the first quarter of fiscal year 2014. The adoption of this guidance did not have a significant impact on the Company's Condensed and Consolidated Financial Statements, as any reclassifications out of AOCI were immaterial.
2. Acquisitions
Dealer Generated Customer Accounts and Bulk Account Purchases
During the quarter ended December 27, 2013, the Company paid $110 million for customer contracts for electronic security services generated under the ADT dealer program.
3. Goodwill and Other Intangible Assets
Goodwill
There were no material changes in the carrying amount of goodwill during the quarter ended December 27, 2013.

Other Intangible Assets
The following table sets forth the gross carrying amounts and accumulated amortization of the Company's other intangible assets as of December 27, 2013 and September 27, 2013 ($ in millions):

	December 27, 2013		September 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$7,712	$4,845	$7,697	$4,780
Other	12	8	13	8
Total	$7,724	$4,853	$7,710	$4,788
Changes in the net carrying amount of contracts and related customer relationships during the quarter ended December 27, 2013 were as follows ($ in millions):

Balance as of September 27, 2013	$2,917
Customer contract additions, net of dealer charge-backs	109
Amortization	(145)
Other	(8)
Currency translation	(6)
Balance as of December 27, 2013	$2,867
Other than goodwill, the Company does not have any other indefinite-lived intangible assets as of December 27, 2013 and September 27, 2013. Intangible asset amortization expense for the quarters ended December 27, 2013 and December 28, 2012 was $146 million and $140 million, respectively. The weighted-average amortization period for contracts and related customer relationships acquired during the quarter ended December 27, 2013 was 15 years.
The estimated aggregate amortization expense for intangible assets is expected to be approximately $408 million for the remainder of fiscal year 2014, $469 million for fiscal year 2015, $396 million for fiscal year 2016, $332 million for fiscal year 2017, $278 million for fiscal year 2018 and $242 million for fiscal year 2019.
4. Debt
6.250% Senior Unsecured Notes Due 2021
On October 1, 2013, the Company issued $1 billion aggregate principal amount of 6.250% senior unsecured notes due October 2021 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended. Net cash proceeds from the issuance of this term indebtedness totaled $987 million, of which $150 million was used to repay the outstanding borrowings under the Company’s revolving credit facility as of September 27, 2013. The remaining net proceeds were used primarily for repurchases of outstanding shares of ADT’s common stock. Interest is payable on April 15 and October 15 of each year, commencing on April 15, 2014. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
As part of the Company's issuance of long-term notes in October 2013, the Company entered into an exchange and registration rights agreement with the initial purchasers of the notes. Under this agreement, the Company is obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended. Alternatively, the Company must file a shelf registration statement to cover resales of such notes if the exchange offer is not complete within 365 days after closing of the initial notes issuance and the offer to exchange the notes has not been completed within 30 business days of the effective time and date of the registration statement.
Senior Unsecured Revolving Credit Facility
As of December 27, 2013, the Company had outstanding borrowings under the facility of $225 million and unused borrowing capacity of $525 million. The interest rate for borrowings under the revolving credit facility is based on the London Interbank Offered Rate or an alternative base rate, plus a spread, based upon the Company’s credit rating. The revolving credit facility has a maturity date of June 22, 2017.
See Note 1 for information on the fair value of the Company's debt.

5. Equity
Share Repurchase Program
On November 18, 2013, the Company's board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012. This repurchase program expires November 26, 2015. During the quarter ended December 27, 2013, the Company made open market repurchases of 7.3 million shares of ADT's common stock at an average price of $40.92 per share. The total cost of open market repurchases for the quarter ended December 27, 2013 was $300 million, all of which was paid during the quarter.
On November 19, 2013, the Company entered into an accelerated share repurchase agreement under which it paid $400 million for an initial delivery of approximately 8 million shares of ADT's common stock. The actual number of shares repurchased will be determined upon completion of the program, which is expected to occur by March 25, 2014.
On November 24, 2013, the Company entered into a Share Repurchase Agreement ("Share Repurchase Agreement") with Corvex Management LP ("Corvex"). Pursuant to the Share Repurchase Agreement, the Company repurchased 10.2 million shares from Corvex for a price per share equal to $44.01, resulting in $451 million of cash paid during the quarter ended December 27, 2013. This repurchase was completed on November 29, 2013.
The above repurchases were made in accordance with the board approved repurchase program. All of the Company's repurchases were treated as effective retirements of the purchased shares and therefore reduced reported shares issued and outstanding by the number of shares repurchased. In addition, the Company recorded the excess of the purchase price over the par value of the common stock as a reduction to additional paid-in capital.
Other
During the quarter ended December 27, 2013, the Company did not record any material reclassifications out of AOCI.
6. Share Plans
During the quarter ended December 27, 2013, ADT issued its annual stock-based compensation grants to Company employees. The total number of awards issued consisted of 0.5 million stock options, 0.2 million restricted stock units and 0.2 million performance stock units. The weighted-average grant-date fair value of the stock options, restricted stock units and performance stock units was $15.11, $44.01 and $41.77, respectively.
7. Income Taxes
Unrecognized Tax Benefits
The Company did not have a significant change to its unrecognized tax benefits during the quarter ended December 27, 2013. The Company's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible that up to $40 million in unrecognized tax benefits may be resolved in the next twelve months. The resolution of certain components of the Company's uncertain tax positions will be partially offset by an adjustment to the receivable from Tyco, which was recorded pursuant to the tax sharing agreement entered into in conjunction with the Separation.  See Note 8 for more information on this tax sharing agreement.
Effective Tax Rate
The Company's income tax expense for the quarter ended December 27, 2013 totaled $43 million, resulting in an effective tax rate for the period of 35.8%. The effective tax rate for the quarter ended December 27, 2013 reflects the impact of permanent items, including the amortization of trademarks, which favorably impacts the rate by 3.7%. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
8. Commitments and Contingencies
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, product and general liability claims, claims that the Company has infringed the intellectual property rights of others and claims related to alleged security system failures. The Company has recorded accruals for losses that it believes are probable to occur and are reasonably estimable. While the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that the resolution of any such proceedings (other than matters specifically identified below), will not have a material effect on its financial condition, results of operations or cash flows.
Broadview Security Contingency
On May 14, 2010, the Company acquired Broadview Security, a business formerly owned by The Brink's Company. Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the "Coal Act"), The Brink's Company and its majority-owned subsidiaries at July 20, 1992 (including certain legal entities acquired in the Broadview Security acquisition) are jointly and severally liable with certain of The Brink's Company's other current and former subsidiaries for health care coverage obligations provided for by the Coal Act. A Voluntary Employees' Beneficiary Associate ("VEBA") trust has been established by The Brink's Company to pay for these liabilities, although the trust may have insufficient funds to satisfy all future obligations. At the time of its spin-off from The Brink's Company, Broadview Security entered into an agreement in which The Brink's Company agreed to indemnify it for any and all liabilities and expenses related to The Brink's Company's former coal operations, including any health care coverage obligations. The Brink's Company has agreed that this indemnification survives the Company's acquisition of Broadview Security. The Company has evaluated its potential liability under the Coal Act as a contingency in light of all known facts, including the funding of the VEBA, and indemnification provided by The Brink's Company. The Company has concluded that no accrual is necessary due to the existence of the indemnification and its belief that The Brink's Company and VEBA will be able to satisfy all future obligations under the Coal Act.
Environmental Matter
On October 25, 2013, the Company was notified by subpoena that the Office of the Attorney General of California, in conjunction with the Alameda County District Attorney, is investigating whether certain of the Company’s waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code.  The Company is cooperating fully with the respective authorities. The Company is currently unable to predict the outcome of this investigation or reasonably estimate a range of possible loss.
Income Tax Matters
In connection with the Separation from Tyco, the Company entered into a tax sharing agreement (the "2012 Tax Sharing Agreement") with Tyco and Pentair Ltd. that governs the rights and obligations of the Company, Tyco and Pentair Ltd. for certain pre-Separation tax liabilities, including Tyco's obligations under the tax sharing agreement among Tyco, Covidien Ltd. ("Covidien"), and TE Connectivity Ltd. ("TE Connectivity") entered into in 2007 (the "2007 Tax Sharing Agreement"). The Company is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement's sharing formulae. Tyco and Pentair Ltd. are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement's sharing formulae.
With respect to years prior to and including the 2007 separation of Covidien and TE Connectivity by Tyco, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Although Tyco has advised ADT that it has resolved a substantial number of these adjustments, a few significant items raised by the Internal Revenue Service ("IRS") remain open with respect to the audits of the 1997 through 2004 tax years. On July 1, 2013, Tyco announced that the IRS issued Notices of Deficiency to Tyco primarily related to the treatment of certain intercompany debt transactions (the "Tyco IRS Notices").  These notices assert that additional taxes of $883 million plus penalties of $154 million are owed based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries, as they existed at that time. Further, Tyco reported receiving Final Partnership Administrative Adjustments (the "Partnership Notices") for certain U.S. partnerships owned by its former U.S. subsidiaries, for which Tyco estimates an additional tax deficiency of approximately $30 million will be asserted. The additional tax assessments related to the Tyco IRS Notices and the Partnership Notices exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings is proved correct. Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments. Consistent with its petitions filed with the U.S. Tax Court, Tyco has advised the Company that it strongly disagrees with the IRS position and believes (i) it has meritorious defenses for the respective tax filings, (ii) the IRS positions with regard to these matters are inconsistent with applicable tax laws and Treasury regulations, and (iii) the previously reported taxes for the years in question are appropriate. If the IRS should successfully assert its position, the Company's share of the collective liability, if any, would be determined pursuant to the 2012 Tax Sharing Agreement. In accordance with the 2012 Tax Sharing Agreement, the amount ultimately assessed would have to be in excess of $1.85 billion before the Company would be required to pay any of the amounts assessed.  The Company believes that its income tax reserves and the liabilities recorded in the Condensed and Consolidated Balance Sheet for the 2012 Tax Sharing Agreement continue to be appropriate. No payments with respect to these matters would be required until the dispute is resolved in the U.S. Tax Court, which Tyco has advised the Company, could take several years. However, the ultimate resolution of these matters is uncertain, and if the IRS were to prevail, it could have a material adverse impact on the Company's financial condition, results of operations and cash flows, potentially including a reduction in the

Company's available net operating loss carryforwards. Further, to the extent ADT is responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material impact on its financial position, results of operations, cash flows or its effective tax rate in future reporting periods.
Other liabilities in the Company's Condensed and Consolidated Balance Sheets as of both December 27, 2013 and September 27, 2013 include $19 million for ADT's obligations under certain tax related agreements entered into in conjunction with the Separation. The maximum amount of potential future payments is not determinable as they relate to unknown conditions and future events that cannot be predicted.
9. Earnings Per Share
Basic earnings per share is computed by dividing adjusted net income attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could participate in earnings, but not securities that are antidilutive. The computation of basic and diluted earnings per share for the quarters ended December 27, 2013 and December 28, 2012 is as follows:

	For the Quarters Ended
(in millions, except per share amounts)	December 27, 2013	December 28, 2012
Basic Earnings Per Share
Numerator:
Net income	$77	$105
Denominator:
Basic weighted-average shares outstanding	196	233

Basic earnings per share	$0.39	$0.45

	For the Quarters Ended
(in millions, except per share amounts)	December 27, 2013	December 28, 2012
Diluted Earnings Per Share
Numerator:
Net income	$77	$105
Denominator:
Basic weighted-average shares outstanding	196	233
Effect of dilutive securities:
Stock options	1	2
Restricted stock	1	1
Diluted weighted-average shares outstanding	198	236

Diluted earnings per share	$0.39	$0.44
The computation of diluted earnings per share for the quarters ended December 27, 2013 and December 28, 2012 excludes the effect of the potential exercise of options to purchase approximately 1.2 million shares and 0.9 million shares, respectively, of stock as the effect would have been anti-dilutive.
10. Subsequent Events
Dividends
On January 9, 2014, the Company's board of directors declared a quarterly dividend on ADT's common stock of $0.20 per share. This dividend will be paid on February 19, 2014 to stockholders of record on January 29, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following discussion should be read in conjunction with our Condensed and Consolidated Financial Statements and the notes thereto, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 27, 2013, which was filed with the U.S. Securities and Exchange Commission ("SEC") on November 20, 2013 (the "2013 Form 10-K"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those provided in Item 1A. Risk Factors and under the heading "Cautionary Statement Regarding Forward-Looking Statements" below.
We conduct business through our operating entities and report financial and operating information in one reportable segment. We have a 52- or 53-week fiscal year that ends on the last Friday in September. Both fiscal year 2014 and fiscal year 2013 are 52-week years.
On September 28, 2012, we completed our separation (the "Separation") from Tyco International Ltd. ("Tyco").
Business Overview
The ADT Corporation (hereinafter referred to as "we," the "Company" or "ADT") is a leading provider of electronic security, interactive home and business automation and related monitoring services. We currently serve approximately 6.4 million customers, making us the largest company of our kind in both the United States and Canada.
Our subscriber-based business requires significant upfront costs to generate new customers, which in turn provide predictable recurring revenue generated from monthly monitoring fees. In any period, our business results will be impacted by a number of factors including: customer additions, costs associated with adding new customers, average revenue per customer, costs related to providing services to customers and customer tenure. We manage our business to optimize these key factors. We focus on investing in each of our customer acquisition channels to grow our account base in a cost effective manner and generate positive future cash flows and attractive margins. We also focus on maintaining consistently high levels of customer satisfaction to increase customer tenure and improve profitability.
Key Performance Measures
We operate our business with the goal of retaining customers for long periods of time in order to recoup our initial investment in new customers, achieving cash flow break-even in approximately three years. We generate substantial recurring revenue from our customer base. In evaluating our results, we review the following key performance indicators:
Customer Growth. Growth of our customer base is crucial to drive our recurring customer revenue as well as to leverage costs of operations. To grow our customer base, we market our electronic security and home/business automation systems and services through national television advertisements, internet advertising and through a direct sales force and an authorized dealer network. The key customer metrics that we use to track customer growth are gross customer additions and ending customers. Gross customer additions are new monitored customers installed or acquired during the period.
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
Cost to Serve Expenses. Cost to serve expenses represent the cost of providing services to our customers reflected in our Condensed and Consolidated Statements of Operations. These expenses include costs associated with service calls for customers who have maintenance contracts, costs of monitoring, call center customer service and guard response, partnership commissions and continuing equity programs, bad debt expense and general and administrative expenses. Recurring customer revenue less cost to serve expenses represents our recurring revenue margin.
Gross Subscriber Acquisition Cost Expenses. Gross subscriber acquisition cost expenses represent the cost of acquiring new customers reflected in our Condensed and Consolidated Statements of Operations and include advertising, marketing, and both direct and indirect selling costs for all new accounts as well as sales commissions and installation equipment and labor costs.
Earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is a non-GAAP measure reflecting net income adjusted for interest, taxes and certain non-cash items which include depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with customer acquisitions, and amortization of dealer and other intangible assets. We believe EBITDA is useful to provide investors with information about operating profits, adjusted for significant non-cash items, generated from the existing customer base. A reconciliation of EBITDA to net income (the most comparable GAAP measure) is provided under "-Results of Operations-Non-GAAP Measures."
Free Cash Flow ("FCF"). FCF is a non-GAAP measure that our management employs to measure cash that is free from any significant existing obligation and is available to service debt and make investments. The difference between net cash provided by operating activities (the most comparable GAAP measure) and FCF is the deduction of cash outlays for capital expenditures, subscriber system assets, dealer generated customer accounts and bulk account purchases. A reconciliation of FCF to net cash provided by operating activities is provided under "-Results of Operations-Non-GAAP Measures."
During the first quarter of fiscal year 2014, the Company determined that a small number of customer upgrades in Canada were incorrectly reflected as customer additions in prior periods. As a result, historical ending number of customers, gross customer additions and average revenue per customer have been adjusted. This adjustment had no impact on our financial statements for any prior periods. The following table reflects the revisions for periods from December 28, 2012 through September 27, 2013:

	Ending number of customers (thousands)(1)		Gross customer additions (thousands)(2)		Average revenue per customer (dollars)(1)
	Revised	Previously Reported	Revised	Previously Reported	Revised	Previously Reported
December 28, 2012	6,404	6,428	255	257	$39.42	$39.27
March 29, 2013	6,445	6,471	301	303	$39.79	$39.66
June 28, 2013	6,426	6,452	273	276	$40.28	$40.08
September 27, 2013	6,494	6,521	268	271	$40.47	$40.31

(1)	The ending number of customers and average revenue per customer are as of the respective quarters ended.

(2)	The gross customer additions are for the respective quarters ended.

Results of Operations

	For the Quarters Ended
(in millions, except as otherwise indicated)	December 27, 2013	December 28, 2012
Recurring customer revenue	$775	$744
Other revenue	64	65
Total revenue	839	809
Operating income	165	186
Interest expense, net	(47)	(24)
Other income	2	6
Income tax expense	(43)	(63)
Net income	$77	$105

Summary Cash Flow Data:
Net cash provided by operating activities	$335	$409
Net cash used in investing activities	(251)	(276)
Net cash (used in) provided by financing activities	(141)	15

Key Performance Indicators:
Ending number of customers (thousands)(1)	6,448	6,404
Gross customer additions (thousands)(1)	231	255
Customer attrition rate (percent)	14.2%	13.4%
Average revenue per customer (dollars)(1)	$40.63	$39.42
Cost to serve expenses	$270	$241
Gross subscriber acquisition cost expenses	$113	$111
EBITDA	$411	$417
FCF	$56	$149

(1)
The ending number of customers, gross customer additions and average revenue per customer have been revised for fiscal year 2013. See discussion under "Key Performance Measures" above for further information.

As mentioned above, we manage our business to optimize a number of factors including: customer additions, costs associated with adding new customers, average revenue per customer, costs related to providing services to customers and customer tenure. In order to understand how these key factors impact our Condensed and Consolidated Statements of Operations, we consider the following components of our expenses: cost to serve expenses, gross subscriber acquisition cost expenses and depreciation and amortization. The following tables reflect the location of these costs in our Condensed and Consolidated Statements of Operations for the quarters ended December 27, 2013 and December 28, 2012:

	For the Quarter Ended December 27, 2013
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$104	$166	$270
Gross subscriber acquisition cost expenses	19	94	113
Depreciation and amortization	234	47	281
Other	5	—	5
Total	$362	$307	$669

	For the Quarter Ended December 28, 2012
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$98	$143	$241
Gross subscriber acquisition cost expenses	13	98	111
Depreciation and amortization	217	40	257
Other	8	—	8
Total	$336	$281	$617
Quarter Ended December 27, 2013 Compared with Quarter Ended December 28, 2012
Revenue
Revenue increased by $30 million, or 3.7%, for the quarter ended December 27, 2013 as compared with the quarter ended December 28, 2012, as a result of growth in recurring customer revenue, which increased by $31 million, or 4.2%. This increase was primarily the result of higher average revenue per customer and to a lesser extent, growth in customer accounts, partially offset by customer attrition.
Average revenue per customer increased by $1.21, or 3.1%, as of December 27, 2013 compared with December 28, 2012. This increase was primarily due to price escalations on our existing customer base and the addition of new customers at higher rates, including increased take rates on ADT Pulse.
Gross customer additions fell by 24,000, or 9.4%, for the quarter ended December 27, 2013 as compared with the quarter ended December 28, 2012, primarily due to lower dealer channel production and to a lesser extent, lower levels of customer accounts generated through our direct channel. The decline in our dealer channel production year over year was primarily due to one of our larger dealers encountering financial difficulties and several dealers facing lead generation challenges as a result of tighter enforcement of telemarketing regulations. We are continuing to add new dealers and to work closely with our existing dealers to help them strengthen their capabilities and better leverage ADT’s marketing assets to grow their businesses. The decline in customer accounts generated through our direct channel resulted from the implementation of more stringent credit policies for new subscribers, increased focus on ADT Pulse upgrades for existing customers, and lead generation challenges.
Net of attrition, our ending number of customers grew by 44,000, or 0.7%, from December 28, 2012 to December 27, 2013. Annualized customer attrition as of December 27, 2013 was 14.2% compared with 13.4% as of December 28, 2012, and attrition was up 30 basis points from September 27, 2013, due primarily to relocation disconnects as a result of the continued recovery of the housing market and non-pay customers. We have recently launched several new programs to address more actionable aspects of attrition including non-pays and voluntary disconnects.
Operating Income
Operating income decreased by $21 million, or 11.3%, for the quarter ended December 27, 2013 as compared with the quarter ended December 28, 2012 while operating margin decreased to 19.7% from 23.0% for the same period. Operating expenses for the quarter ended December 27, 2013, which include $5 million of costs related to the Separation, totaled $674 million, up 8.2% or $51 million as compared with the quarter ended December 28, 2012, which included $6 million of costs related to the Separation. The increase in operating expenses is partially driven by $5 million of restructuring related expenses, $3 million of costs associated with our three-year conversion program to replace 2G radios used in many of our security systems and $1 million of integration costs associated with the acquisition of Devcon Security Holdings, Inc. Additionally, depreciation and amortization expense increased by $24 million, substantially all of which is related to our subscriber system assets, which include greater ADT Pulse additions and upgrades. The remaining increase in operating expenses for the quarter ended December 27, 2013 is due to an increase in cost to serve expenses primarily related to higher costs associated with being a stand-alone public company, increased customer service and maintenance expenses related to programs to improve customer retention, and incremental investments to strengthen our business platforms and capabilities to support our business simplification, innovation and M&A opportunities.
Interest Expense, net
Net interest expense was $47 million for the quarter ended December 27, 2013 compared with $24 million for the quarter ended December 28, 2012. Interest expense for the quarter ended December 27, 2013 is comprised primarily of interest on our long-term debt, which reflects an increase in borrowings related to the issuance of $1 billion in notes in October 2013 and the issuance of $700 million in notes in January 2013.

Income Tax Expense
Income tax expense of $43 million decreased $20 million for the quarter ended December 27, 2013 as compared with the quarter ended December 28, 2012, and the effective tax rate fell to 35.8% from 37.5%. The decrease in income tax expense is primarily driven by lower pre-tax income in the current quarter. Additionally, income tax expense for the quarter ended December 28, 2012 includes the impact of a discrete charge of $5.6 million due to a California legislative change enacted on November 6, 2012. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
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
FCF is defined as cash from operations less cash outlays related to capital expenditures, subscriber system assets, dealer generated customer accounts and bulk account purchases. Dealer generated customer accounts are accounts that are generated through our network of authorized dealers. Bulk account purchases represent accounts that we acquire from third parties outside of our authorized dealer network, such as other security service providers, on a selective basis. These items are subtracted from cash from operating activities because they represent long-term investments that are required for normal business activities. As a result, FCF is a useful measure of our cash that is free from significant existing obligations and available for other uses.
Furthermore, FCF adjusts for cash items that are ultimately within management's and the board of directors' discretion to direct and therefore may imply that there is less or more cash that is available than the most comparable GAAP measure. This limitation is best addressed by using FCF in combination with the GAAP cash flow numbers.

The tables below reconcile EBITDA to net income and FCF to cash flows from operating activities.
EBITDA

	For the Quarters Ended
(in millions)	December 27, 2013	December 28, 2012
Net income	$77	$105
Interest expense, net	47	24
Income tax expense	43	63
Depreciation and intangible asset amortization	249	227
Amortization of deferred subscriber acquisition costs	32	30
Amortization of deferred subscriber acquisition revenue	(37)	(32)
EBITDA	$411	$417
EBITDA decreased $6 million, or 1.4%, for the quarter ended December 27, 2013, as compared with the same period of the prior year. The decrease was principally due to the impact of increased cost to serve expenses, as discussed above under "-Results of Operations-Operating Income," primarily offset by the impact of increased recurring revenue.
FCF

	For the Quarters Ended
(in millions)	December 27, 2013	December 28, 2012
Net cash provided by operating activities	$335	$409
Dealer generated customer accounts and bulk account purchases	(110)	(125)
Subscriber system assets	(157)	(122)
Capital expenditures	(12)	(13)
FCF	$56	$149
For the quarter ended December 27, 2013, FCF decreased $93 million compared with the quarter ended December 28, 2012. This decrease was primarily due to a $74 million decrease in net cash provided by operating activities, as well as a $35 million increase in cash outlays for subscriber system assets, partially offset by a $15 million decrease in cash paid for dealer generated accounts. Net cash provided by operating activities was negatively impacted by the $21 million decrease in operating income discussed above and a $15 million increase in cash paid for interest. The remaining $38 million decrease in net cash provided by operating activities resulted primarily from the unfavorable impact of timing of cash payments and receipts on accounts payable and accounts receivable, respectively, in connection with the integration of our new billing platform and changes in certain of our banking relationships.
The $35 million increase in cash paid for subscriber system assets resulted primarily from an increase in the average cost of installed systems, partially driven by increased take rates on ADT Pulse, higher volume of ADT Pulse upgrades and increased promotional activities. The $15 million decrease in cash paid for dealer generated accounts resulted from the lower levels of dealer account production discussed above under "-Results of Operations-Revenue."
Liquidity and Capital Resources
Liquidity and Cash Flow Analysis
Significant factors driving our liquidity position include cash flows generated from operating activities and investments in internally generated subscriber systems and dealer generated customer accounts. Our cash flows from operations include cash received from monthly recurring revenue and upfront installation fees received from customers, less cash costs to provide services to our customers, including general and administrative costs, and certain costs associated with acquiring new customers. Historically, we have generated and expect to continue to generate positive cash flow from operations.

Liquidity
At December 27, 2013, we had $80 million in cash and cash equivalents and $525 million available under our $750 million revolving credit facility. Our primary future cash needs are expected to be centered on operating activities, working capital, capital expenditures, strategic investments and dividends. In addition, we may use cash to repurchase shares of our common stock under our $3 billion share repurchase program. We believe our cash position, amounts available under our revolving credit facility and cash provided by operating activities will be adequate to meet our operational and business needs in the next twelve months.
On October 1, 2013, we issued $1.0 billion aggregate principal amount of 6.250% senior unsecured notes due October 2021 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended. Net cash proceeds from the issuance of this term indebtedness totaled $987 million and were primarily used for repurchases of outstanding shares of our common stock and the repayment of the borrowings under the revolving credit facility. Interest is payable on April 15 and October 15 of each year, commencing on April 15, 2014. We may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
During October 2013, the $150 million in borrowings outstanding under our revolving credit facility at September 27, 2013 was repaid using a portion of the cash proceeds from the notes issuance described above. During November 2013, we borrowed an additional $225 million under the revolving credit facility, which remained outstanding as of December 27, 2013.
As of December 27, 2013, we were in compliance with all financial covenants related to our debt instruments.
Share Repurchases
On November 18, 2013, our board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012. This repurchase program expires November 26, 2015. Pursuant to this approval, we may enter into accelerated share repurchase plans as well as repurchase shares on the open market. During the quarter ended December 27, 2013, we made open market repurchases of 7.3 million shares of our common stock at an average price of $40.92 per share. The total cost of open market repurchases for the quarter ended December 27, 2013 was $300 million, all of which was paid during the quarter.
On November 19, 2013, we entered into an accelerated share repurchase agreement under which we paid $400 million for an initial delivery of approximately 8 million shares of our common stock. The actual number of shares repurchased will be determined upon completion of the program, which is expected to occur by March 25, 2014.
On November 24, 2013, we entered into a Share Repurchase Agreement ("Share Repurchase Agreement") with Corvex Management LP ("Corvex"). Pursuant to the Share Repurchase Agreement, we repurchased 10.2 million shares from Corvex for a price per share equal to $44.01, resulting in $451 million of cash paid during the quarter ended December 27, 2013.
Dividends
On January 9, 2014, our board of directors declared a quarterly dividend on our common stock of $0.20 per share. This dividend will be paid on February 19, 2014 to stockholders of record on January 29, 2014.
Cash Flows from Operating Activities
For the quarters ended December 27, 2013 and December 28, 2012, we reported net cash provided by operating activities of $335 million and $409 million, respectively. See discussion of changes in net cash provided by operating activities included in FCF under "-Results of Operations-Non-GAAP Measures."
Cash Flows from Investing Activities

	For the Quarters Ended
(in millions)	December 27, 2013	December 28, 2012
Net cash used in investing activities	$(251)	$(276)

In order to maintain and grow our customer base and to expand our infrastructure, we typically reinvest the cash provided by our operating activities into our business. These investments are intended to grow our customer base, enhance the overall customer experience, improve productivity of our field workforce and support greater efficiency of our back office systems and our customer care centers. For the quarters ended December 27, 2013 and December 28, 2012, our investing activities consisted of subscriber system asset additions and capital expenditures totaling $169 million and $135 million, respectively. Additionally, during the quarters ended December 27, 2013 and December 28, 2012, we paid $110 million and $125 million, respectively, for customer contracts for electronic security services generated under the ADT dealer program. See discussion of changes in net cash used in investing activities included in FCF under "-Results of Operations-Non-GAAP Measures."
Cash Flows from Financing Activities

	For the Quarters Ended
(in millions)	December 27, 2013	December 28, 2012
Net cash (used in) provided by financing activities	$(141)	$15
For the quarter ended December 27, 2013, the net cash used in financing activities was primarily the result of $1.2 billion in repurchases of our common stock under our approved share repurchase program, which were primarily funded with the $987 million in proceeds from our October 2013 debt offering, net of $13 million of debt issuance costs. During the quarter ended December 27, 2013, other sources of cash included net borrowings of $75 million on our revolving credit facility and $8 million in proceeds from the exercise of stock options. Additionally, we paid dividends on our common stock of $25 million. For the quarter ended December 28, 2012, the net cash provided by financing activities was primarily the result of $32 million in funds received from Tyco and $27 million in proceeds from the exercise of stock options, offset by the payment of dividends on our common stock of $29 million and cash paid for share repurchases of $14 million.
Off-Balance Sheet Arrangements
Other than standby letters of credit maintained in connection with our insurance programs in the amount of $19 million, we did not have any other material off-balance sheet arrangements as of December 27, 2013.
Critical Accounting Policies and Estimates
The preparation of the Condensed and Consolidated Financial Statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for revenue recognition, depreciation and amortization methods of security monitoring-related assets, loss contingencies, acquisitions, goodwill and indefinite-lived intangible assets, long-lived assets and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the quarter ended December 27, 2013, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated and Combined Financial Statements and accompanying notes contained in our 2013 Form 10-K. See Note 1 to the Condensed and Consolidated Financial Statements for information about recent accounting pronouncements.
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

Forward-looking information involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks towards future performance of the Company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this report. Forward-looking statements contained in this report speak only as of the date of this report, and we assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
During the quarter ended December 27, 2013, we issued $1.0 billion aggregate principal amount of 6.250% senior unsecured notes due October 2021. Additionally, we entered into interest rate swap transactions with the objective of managing the exposure to interest rate risk by converting the interest rates on $500 million of our 6.250% fixed-rate notes due October 2021 to floating rates.
Other than the items described above, our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure discussed in our 2013 Form 10-K.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's applicable rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures. Each reporting period, we carry out an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.
Based upon that evaluation and subject to the foregoing, our CEO and CFO have concluded that, as of December 27, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On October 25, 2013, we were notified by subpoena that the Office of the Attorney General of California, in conjunction with the Alameda County District Attorney, is investigating whether certain of our waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code.  We are cooperating fully with the respective authorities. We are currently unable to predict the outcome of this investigation or reasonably estimate a range of possible loss.
In addition, we are subject to various claims and lawsuits in the ordinary course of our business, including from time to time contractual disputes, product and general liability claims, claims that we have infringed the intellectual property rights of others, claims related to alleged security system failures and consumer class actions. We have recorded accruals for losses that we believe are probable to occur and are reasonably estimable. See Note 8 to the Condensed and Consolidated Financial Statements for further information. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.
ADT's significant business risks are described in Part I, Item 1A. in our 2013 Form 10-K. Management does not believe that there have been any material changes in our risk factors from those previously disclosed in our 2013 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2) (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
09/28/13 - 10/25/13	5,301,900	$40.19	5,301,900	$518,501,967
10/26/13 - 11/29/13(1)	20,212,404	$46.39	20,212,404	$580,788,773
11/30/13 - 12/27/13	—	$—	—	$580,788,773
Total	25,514,304	$45.10	25,514,304	$580,788,773

(1)	On November 18, 2013, the Company's board of directors approved a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012.

(2)
Average price per share for the period October 26, 2013 to November 29, 2013 reflects the total cost for the accelerated share repurchase program of $400 million, which was paid in November 2013. As of December 27, 2013, approximately 8 million shares have been delivered under this program at an average settlement price of $50.37. The actual number of shares repurchased will be determined upon completion of the program, which is expected to occur by March 25, 2014. See Note 5 to the Condensed and Consolidated Financial Statements for further information.

(3)
Average price per share for the period October 26, 2013 to November 29, 2013 reflects shares repurchased under a share repurchase agreement the Company entered into with Corvex Management LP ("Corvex") on November 24, 2013. Pursuant to this share repurchase agreement, the Company repurchased 10.2 million shares from Corvex at a price per share equal to $44.01. This repurchase was completed on November 29, 2013. See Note 5 to the Condensed and Consolidated Financial Statements for further information.

The transactions described in the table above pertain to the repurchase of common stock as part of the $3 billion, three-year share repurchase program approved by the Company’s board of directors on November 18, 2013. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.
Item 6.     Exhibits.

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(5)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation	(3)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation	(4)

3.3	Amended and Restated Bylaws of The ADT Corporation, dated December 6, 2012	(6)

4.1	Fifth Supplemental Indenture, dated as of October 1, 2013, between The ADT Corporation and Wells Fargo Bank, National Association	(7)

4.2	Exchange and Registration Rights Agreement, dated as of October 1, 2013, among The ADT Corporation and the purchasers identified therein	(7)

10.1	Master Confirmation and form of Supplemental Confirmation between The ADT Corporation and JPMorgan Chase Bank dated November 19, 2013	(8)

10.2	Share Repurchase Agreement, dated as of November 24, 2013, by and between The ADT Corporation and Corvex Management LP	(9)

10.3	Amendment to Agreement, dated as of November 24, 2013, by and among The ADT Corporation, Keith Meister and Corvex Management LP	(9)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter ended December 27, 2013 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed and Consolidated Statements of Operations, (iii) the Condensed and Consolidated Statements of Comprehensive Income, (iv) the Condensed and Consolidated Statement of Stockholders' Equity, (v) the Condensed and Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed and Consolidated Financial Statements

(1)	Incorporated by reference from the respective exhibit to The ADT Corporation's Registration Statement on Form 10 filed on April 10, 2010 (File No. 001-35502)

(2)	Incorporated by reference from the respective exhibit to Amendment No. 3 to The ADT Corporation's Registration Statement on Form 10 filed on July 27, 2012 (File No. 001-35502)

(3)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on September 20, 2012

(4)	Incorporated by reference from the respective exhibit to The ADT Corporation's Form S-8 Registration Statement, as filed on September 27, 2012 (File No.333-184144)

(5)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2012

(6)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on December 6, 2012

(7)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2013

(8)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on November 25, 2013

(9)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on November 29, 2013

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADT CORPORATION
By: /s/ Michael Geltzeiler
Michael Geltzeiler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: January 30, 2014

EXHIBIT INDEX

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(5)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation	(3)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation	(4)

3.3	Amended and Restated Bylaws of The ADT Corporation, dated December 6, 2012	(6)

4.1	Fifth Supplemental Indenture, dated as of October 1, 2013, between The ADT Corporation and Wells Fargo Bank, National Association	(7)

4.2	Exchange and Registration Rights Agreement, dated as of October 1, 2013, among The ADT Corporation and the purchasers identified therein	(7)

10.1	Master Confirmation and form of Supplemental Confirmation between The ADT Corporation and JPMorgan Chase Bank dated November 19, 2013	(8)

10.2	Share Repurchase Agreement, dated as of November 24, 2013, by and between The ADT Corporation and Corvex Management LP	(9)

10.3	Amendment to Agreement, dated as of November 24, 2013, by and among The ADT Corporation, Keith Meister and Corvex Management LP	(9)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter ended December 27, 2013 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed and Consolidated Statements of Operations, (iii) the Condensed and Consolidated Statements of Comprehensive Income, (iv) the Condensed and Consolidated Statement of Stockholders' Equity, (v) the Condensed and Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed and Consolidated Financial Statements

(1)	Incorporated by reference from the respective exhibit to The ADT Corporation's Registration Statement on Form 10 filed on April 10, 2010 (File No. 001-35502)

(2)	Incorporated by reference from the respective exhibit to Amendment No. 3 to The ADT Corporation's Registration Statement on Form 10 filed on July 27, 2012 (File No. 001-35502)

(3)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on September 20, 2012

(4)	Incorporated by reference from the respective exhibit to The ADT Corporation's Form S-8 Registration Statement, as filed on September 27, 2012 (File No.333-184144)

(5)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2012

(6)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on December 6, 2012

(7)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2013

(8)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on November 25, 2013

(9)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on November 29, 2013