Form 10-Q
period 2014-03-28
ADT Corp
filed 2014-04-30
CIK 1546640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2014
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 174,245,639 as of April 23, 2014.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADT CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except share and per share data)

	March 28, 2014	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$332	$138
Accounts receivable trade, less allowance for doubtful accounts of $25 and $27, respectively	82	86
Inventories	73	66
Prepaid expenses and other current assets	73	85
Deferred income taxes	204	205
Total current assets	764	580
Property and equipment, net	231	235
Subscriber system assets, net	2,127	2,002
Goodwill	3,456	3,476
Intangible assets, net	2,836	2,922
Deferred subscriber acquisition costs, net	541	520
Other assets	192	178
Total Assets	$10,147	$9,913

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$3	$3
Accounts payable	174	203
Accrued and other current liabilities	269	264
Income taxes payable	39	43
Deferred revenue	247	245
Total current liabilities	732	758
Long-term debt	4,712	3,373
Deferred subscriber acquisition revenue	798	769
Deferred tax liabilities	629	551
Other liabilities	154	140
Total Liabilities	7,025	5,591

Commitments and contingencies (See Note 8)

Stockholders’ Equity:
Common stock – authorized 1,000,000,000 shares of $0.01 par value; issued and outstanding shares – 177,110,996 as of March 28, 2014 and 208,980,690 as of September 27, 2013	2	2
Additional paid-in capital	2,708	3,957
Retained earnings	351	283
Accumulated other comprehensive income	61	80
Total Stockholders’ Equity	3,122	4,322
Total Liabilities and Stockholders’ Equity	$10,147	$9,913
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Revenue	$837	$821	$1,676	$1,630
Cost of revenue	356	341	718	677
Selling, general and administrative expenses	313	301	620	582
Separation costs (See Note 1)	4	5	9	11
Operating income	164	174	329	360
Interest expense, net	(46)	(30)	(93)	(54)
Other income	—	16	2	22
Income before income taxes	118	160	238	328
Income tax expense	(55)	(53)	(98)	(116)
Net income	$63	$107	$140	$212

Net income per share:
Basic	$0.35	$0.47	$0.74	$0.92
Diluted	$0.34	$0.47	$0.74	$0.91

Weighted-average number of shares:
Basic	182	226	189	230
Diluted	183	229	190	233

Dividends declared per common share	$0.400	$0.250	$0.400	$0.375
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net income	$63	$107	$140	$212
Other comprehensive loss:
Foreign currency translation and other	(8)	(7)	(19)	(11)
Total other comprehensive loss, net of tax	(8)	(7)	(19)	(11)
Comprehensive income	$55	$100	$121	$201
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of September 27, 2013	209	$2	$3,957	$283	$80	$4,322
Comprehensive income (loss):
Other comprehensive loss					(19)	(19)
Net income				140		140
Dividends declared				(72)		(72)
Common stock repurchases	(33)		(1,274)			(1,274)
Exercise of stock options and vesting of restricted stock units	1		12			12
Stock-based compensation expense			9			9
Other			4			4
Balance as of March 28, 2014	177	$2	$2,708	$351	$61	$3,122
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the Six Months Ended
	March 28, 2014	March 29, 2013
Cash Flows from Operating Activities:
Net income	$140	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization	509	459
Amortization of deferred subscriber acquisition costs	65	60
Amortization of deferred subscriber acquisition revenue	(74)	(65)
Stock-based compensation expense	9	9
Deferred income taxes	82	116
Provision for losses on accounts receivable and inventory	25	27
Changes in operating assets and liabilities and other	1	(6)
Net cash provided by operating activities	757	812
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(225)	(290)
Subscriber system assets	(325)	(265)
Capital expenditures	(33)	(27)
Other investing	28	(17)
Net cash used in investing activities	(555)	(599)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	12	72
Excess tax benefit from stock-based award activities	2	—
Repurchases of common stock under approved program	(1,286)	(760)
Repurchases of common stock for employee related program	(2)	(6)
Dividends paid	(62)	(58)
Proceeds received for allocation of funds related to the Separation	—	32
Proceeds from long-term borrowings	1,725	700
Repayment of long-term debt	(376)	(1)
Debt issuance costs	(20)	(6)
Other financing	(1)	—
Net cash used in financing activities	(8)	(27)

Effect of currency translation on cash	—	(1)

Net increase in cash and cash equivalents	194	185
Cash and cash equivalents at beginning of period	138	234
Cash and cash equivalents at end of period	$332	$419
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
Separation Costs—Charges incurred directly related to the Separation are reflected in separation costs in the Company's Condensed and Consolidated Statements of Operations.
Inventories—Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value. Inventories consisted of the following ($ in millions):

	March 28, 2014	September 27, 2013
Work in progress	$5	$3
Finished goods	68	63
Inventories	$73	$66
Financial Instruments—The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and derivative financial instruments. Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their respective book values as of March 28, 2014 and September 27, 2013.
Cash Equivalents—Included in cash and cash equivalents as of March 28, 2014 and September 27, 2013 is approximately $274 million and $124 million, respectively, of available-for-sale securities, representing cash invested in money market mutual funds. These investments are classified as Level 1 for purposes of fair value measurement, which is performed each reporting period. Unrealized holding gains or losses, if any, are excluded from earnings and reported in other comprehensive income (loss) until realized.

Long-Term Debt Instruments—The fair value of the Company's senior unsecured notes was determined using prices for ADT's securities obtained from external pricing services, which are considered Level 2 inputs. The carrying amount of debt outstanding under the Company’s revolving credit facility approximates fair value as interest rates on these borrowings approximate current market rates, which are considered Level 2 inputs.
The carrying value and fair value of the Company's debt that is subject to fair value disclosures as of March 28, 2014 and September 27, 2013 were as follows ($ in millions):

	March 28, 2014		September 27, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt instruments, excluding capital lease obligations	$4,680	$4,400	$3,340	$2,892
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
During the quarter ended December 27, 2013, the Company entered into interest rate swap transactions on $500 million of its 6.250% fixed-rate notes due October 2021. During the quarter ended March 28, 2014, the Company entered into interest rate swap transactions on $500 million of its 4.125% fixed-rate notes due April 2019. These transactions are designated as fair value hedges with the objective of managing the exposure to interest rate risk by converting the interest rates on the fixed-rate notes to floating rates. These transactions did not have a material impact on the Company’s Condensed and Consolidated Financial Statements as of and for the quarter and six months ended March 28, 2014.
Accrued and Other Current Liabilities—Accrued and other current liabilities in the Company's Condensed and Consolidated Balance Sheets includes accrued interest on long-term debt of $50 million and $27 million as of March 28, 2014 and September 27, 2013, respectively.
Restructuring and Other Charges—During the quarter and six months ended March 28, 2014, the Company recognized $1 million and $6 million, respectively, in severance charges related to the separation of employees in conjunction with actions taken to reduce general and administrative expenses.
In addition, the Company recognized charges of $8 million related to accelerated depreciation on certain assets abandoned in connection with the rationalization of its business processes and system landscape during the quarter ended March 28, 2014.
Guarantees—As of March 28, 2014 and September 27, 2013, the Company had $23 million and $16 million, respectively, in standby letters of credit related to its insurance programs.
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
2. Acquisitions
Dealer Generated Customer Accounts and Bulk Account Purchases
During the six months ended March 28, 2014 and March 29, 2013, the Company paid $225 million and $290 million, respectively, for customer contracts for electronic security services generated under the ADT dealer program and bulk account purchases.

3. Goodwill and Other Intangible Assets
Goodwill
There were no material changes in the carrying amount of goodwill during the six months ended March 28, 2014.
Other Intangible Assets
The following table sets forth the gross carrying amounts and accumulated amortization of the Company's other intangible assets as of March 28, 2014 and September 27, 2013 ($ in millions):

	March 28, 2014		September 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$7,744	$4,912	$7,697	$4,780
Other	12	8	13	8
Total	$7,756	$4,920	$7,710	$4,788
Changes in the net carrying amount of contracts and related customer relationships during the six months ended March 28, 2014 were as follows ($ in millions):

Balance as of September 27, 2013	$2,917
Customer contract additions, net of dealer charge-backs	223
Amortization	(289)
Other	(8)
Currency translation	(11)
Balance as of March 28, 2014	$2,832
Other than goodwill, the Company does not have any other indefinite-lived intangible assets. The weighted-average amortization period for contracts and related customer relationships acquired during the six months ended March 28, 2014 was 15 years. Intangible asset amortization expense for the quarters and six months ended March 28, 2014 and March 29, 2013 was as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Intangible asset amortization expense	$144	$141	$290	$281

The estimated aggregate amortization expense for intangible assets is expected to be approximately $276 million for the remainder of fiscal year 2014, $486 million for fiscal year 2015, $410 million for fiscal year 2016, $343 million for fiscal year 2017, $288 million for fiscal year 2018 and $250 million for fiscal year 2019.
4. Debt
4.125% Senior Unsecured Notes Due 2019
On March 19, 2014, the Company completed a public offering of $500 million of its 4.125% senior unsecured notes due April 2019. Net cash proceeds from the issuance of this term indebtedness totaled $493 million, of which $200 million was used to repay outstanding borrowings under the Company’s revolving credit facility. The remaining net proceeds will be used primarily for repurchases of outstanding shares of ADT's common stock and general corporate purposes. Interest is payable on April 15 and October 15 of each year, commencing on October 15, 2014. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.

6.250% Senior Unsecured Notes Due 2021
On October 1, 2013, the Company issued $1 billion aggregate principal amount of 6.250% senior unsecured notes due October 2021 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended (the "October 2013 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $987 million, of which $150 million was used to repay the outstanding borrowings under the Company’s revolving credit facility as of September 27, 2013. The remaining net proceeds were used primarily for repurchases of outstanding shares of ADT’s common stock. Interest is payable on April 15 and October 15 of each year, commencing on April 15, 2014. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
In connection with the October 2013 Debt Offering, the Company entered into an exchange and registration rights agreement with the initial purchasers of the notes. Under this agreement, the Company is obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended. Alternatively, the Company must file a shelf registration statement to cover resales of such notes if the exchange offer is not complete within 365 days after closing of the initial notes issuance and the offer to exchange the notes has not been completed within 30 business days of the effective time and date of the registration statement.
Senior Unsecured Revolving Credit Facility
As of March 28, 2014, the Company had no outstanding borrowings under its $750 million revolving credit facility compared with $150 million outstanding as of September 27, 2013. The interest rate for borrowings under the revolving credit facility is based on the London Interbank Offered Rate or an alternative base rate, plus a spread, based upon the Company’s credit rating. The revolving credit facility has a maturity date of June 22, 2017.
See Note 1 for information on the fair value of the Company's debt.
5. Equity
Dividends
On January 9, 2014, the Company's board of directors declared a quarterly dividend on ADT's common stock of $0.20 per share. This dividend was paid on February 19, 2014 to stockholders of record on January 29, 2014. On March 13, 2014, the Company's board of directors declared a quarterly dividend on ADT's common stock of $0.20 per share. This dividend will be paid on May 21, 2014 to stockholders of record on April 30, 2014.
Share Repurchase Program
On November 18, 2013, the Company's board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012. This repurchase program expires November 26, 2015. During the six months ended March 28, 2014, the Company made open market repurchases of 11.4 million shares of ADT's common stock at an average price of $36.90 per share. The total cost of open market repurchases for the six months ended March 28, 2014 was $421 million, of which $402 million was paid during the period.
On November 19, 2013, the Company entered into an accelerated share repurchase agreement under which it paid $400 million for an initial delivery of approximately 8 million shares of ADT's common stock. This accelerated share repurchase program was completed on February 25, 2014. In total, the Company repurchased 10.9 million shares of its common stock at an average price of $36.86 per share under this accelerated share repurchase agreement.
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
Other
During the six months ended March 28, 2014, the Company did not record any material reclassifications out of AOCI.

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
7. Income Taxes
Unrecognized Tax Benefits
The Company did not have a significant change to its unrecognized tax benefits during the six months ended March 28, 2014. The Company's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible that up to $40 million in unrecognized tax benefits may be resolved in the next twelve months. The resolution of certain components of the Company's uncertain tax positions will be partially offset by an adjustment to the receivable from Tyco, which was recorded pursuant to the tax sharing agreement entered into in conjunction with the Separation.  See Note 8 for more information on this tax sharing agreement.
Effective Tax Rate
The Company's income tax expense for the quarter and six months ended March 28, 2014 totaled $55 million and $98 million, resulting in an effective tax rate for the periods of 46.6% and 41.2%, respectively. During the quarter ended March 28, 2014, Tyco advised the Company of a pending U.S. Internal Revenue Service ("IRS") settlement related to the 2005 through 2007 tax years. The settlement resulted in an unfavorable impact to the deferred tax provision of $13 million for both the quarter and six months ended March 28, 2014, as well as an unfavorable impact to the effective tax rate of 11.0% and 5.5% for the respective periods. See Note 8 for more information on the pending IRS settlement. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
8. Commitments and Contingencies
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others and claims related to alleged security system failures. The Company has recorded accruals for losses that it believes are probable to occur and are reasonably estimable. While the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that the resolution of any such proceedings (other than matters specifically identified below), will not have a material effect on its financial condition, results of operations or cash flows.
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
With respect to years prior to and including the 2007 separation of Covidien and TE Connectivity by Tyco, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Although Tyco has advised ADT that it has resolved a substantial number of these adjustments, a few significant items raised by the IRS remain open with respect to the audits of the 1997 through 2004 tax years. On July 1, 2013, Tyco announced that the IRS issued Notices of Deficiency to Tyco primarily related to the treatment of certain intercompany debt transactions (the "Tyco IRS Notices").  These notices assert that additional taxes of $883 million plus penalties of $154 million are owed based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries, as they existed at that time. Further, Tyco reported receiving Final Partnership Administrative Adjustments (the "Partnership Notices") for certain U.S. partnerships owned by its former U.S. subsidiaries, for which Tyco estimates an additional tax deficiency of approximately $30 million will be asserted. The additional tax assessments related to the Tyco IRS Notices and the Partnership Notices exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings is proved correct. Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments. Consistent with its petitions filed with the U.S. Tax Court, Tyco has advised the Company that it strongly disagrees with the IRS position and believes (i) it has meritorious defenses for the respective tax filings, (ii) the IRS positions with regard to these matters are inconsistent with applicable tax laws and Treasury regulations, and (iii) the previously reported taxes for the years in question are appropriate. If the IRS should successfully assert its position, the Company's share of the collective liability, if any, would be determined pursuant to the 2012 Tax Sharing Agreement. In accordance with the 2012 Tax Sharing Agreement, the amount ultimately assessed would have to be in excess of $1.85 billion before the Company would be required to pay any of the amounts assessed.  The Company believes that its income tax reserves and the liabilities recorded in the Condensed and Consolidated Balance Sheet for the 2012 Tax Sharing Agreement continue to be appropriate. No payments with respect to these matters would be required until the dispute is resolved in the U.S. Tax Court, which Tyco has advised the Company, could take several years. However, the ultimate resolution of these matters is uncertain, and if the IRS were to prevail, it could have a material adverse impact on the Company's financial condition, results of operations and cash flows, potentially including a reduction in the Company's available net operating loss carryforwards. Further, to the extent ADT is responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material impact on its financial position, results of operations, cash flows or its effective tax rate in future reporting periods.
During the quarter ended March 28, 2014, Tyco advised ADT of a pending IRS settlement related to certain intercompany corporate expenses deducted on the U.S. income tax returns for the 2005 through 2007 tax years. The settlement, which was recorded during the second quarter of fiscal year 2014, reduces ADT's net operating loss carryforwards, resulting in an increase to the Company's net deferred tax liability of $13 million.
Other liabilities in the Company's Condensed and Consolidated Balance Sheets as of both March 28, 2014 and September 27, 2013 include $19 million for ADT's obligations under certain tax related agreements entered into in conjunction with the Separation. The maximum amount of potential future payments is not determinable as they relate to unknown conditions and future events that cannot be predicted.

9. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could participate in earnings, but not securities that are antidilutive. The computations of basic and diluted earnings per share for the quarters and six months ended March 28, 2014 and March 29, 2013 were as follows:

	For the Quarters Ended		For the Six Months Ended
(in millions, except per share amounts)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Basic Earnings Per Share
Numerator:
Net income	$63	$107	$140	$212
Denominator:
Basic weighted-average shares outstanding	182	226	189	230

Basic earnings per share	$0.35	$0.47	$0.74	$0.92

	For the Quarters Ended		For the Six Months Ended
(in millions, except per share amounts)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Diluted Earnings Per Share
Numerator:
Net income	$63	$107	$140	$212
Denominator:
Basic weighted-average shares outstanding	182	226	189	230
Effect of dilutive securities:
Dilutive effect of stock options and restricted stock units	1	3	1	3
Diluted weighted-average shares outstanding	183	229	190	233

Diluted earnings per share	$0.34	$0.47	$0.74	$0.91
The computation of diluted earnings per share for the quarters ended March 28, 2014 and March 29, 2013 excludes the effect of the potential exercise of options to purchase approximately 2.3 million shares and 1.0 million shares, respectively, of stock as the effect would have been anti-dilutive. The computation of diluted earnings per share for the six months ended March 28, 2014 and March 29, 2013 excludes the effect of the potential exercise of options to purchase approximately 1.4 million shares and 0.7 million shares, respectively, of stock as the effect would have been anti-dilutive.
10. Subsequent Events
Exchange of Senior Unsecured Notes
As discussed in Note 4, the Company entered into an exchange and registration rights agreement in connection with the October 2013 Debt Offering. On April 4, 2014, the Company commenced an offer to exchange the notes issued in the October 2013 Debt Offering, pursuant to the exchange and registration rights agreement. This exchange offer is expected to be completed during the third quarter of fiscal year 2014.
Share Repurchase Program
Between March 29, 2014 and April 23, 2014, the Company repurchased 2.6 million shares of its common stock at an average price of $30.55 per share. The total cost of these share repurchases was approximately $79 million. From the beginning of fiscal year 2014 through April 23, 2014, the Company has repurchased a total of 35.1 million shares of its common stock for approximately $1.4 billion at an average price of $38.49 per share.

Acquisitions
On April 29, 2014, the Company entered into a definitive agreement to acquire Reliance Protectron, Inc. ("Protectron"), a leading electronic security services company in Canada, for a Canadian dollar ( "CAD") denominated base purchase price of CAD $555 million. The purchase price consists of cash consideration and is subject to post closing adjustments. The transaction is expected to close in the fourth quarter of fiscal year 2014 pending necessary regulatory approvals.
Securities Litigation
On April 28, 2014, the Company and certain of its current and former officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Southern District of Florida. The plaintiff alleges violations of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks monetary damages, including interest, and class action status on behalf of all plaintiffs who purchased the Company’s common stock during the period between November 27, 2012 and January 29, 2014, inclusive.  The Company intends to vigorously defend itself against the allegations in this action.

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
This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those provided in Part I, Item 1A. Risk Factors in the 2013 Form 10-K and in Part II, Item IA. Risk Factors and under the heading "Cautionary Statement Regarding Forward-Looking Statements" below.
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
Customer Unit Attrition Rate. Our economic model is highly dependent on customer retention. Success in retaining customers is driven in part by our discipline in accepting new customers with favorable characteristics and by providing high quality equipment, installation, monitoring and customer service. Beginning with the second quarter of fiscal 2014, we began to provide customer unit attrition rate as a key performance measure as we believe that this metric better reflects the economic impact of the security investments we make in residential and small business facilities and is how we internally manage attrition. We will discontinue providing customer revenue attrition subsequent to fiscal year 2014. Refer to the discussion on customer revenue attrition rate below for further details.

Customer unit attrition measures residential and small business customer sites canceled, excluding health services and contracts monitored but not owned, net of dealer charge-backs and re-sales. Customer sites are considered canceled when all services are terminated. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the initial period of the contract, generally 12 to 15 months. Re-sales are inactive customer sites that are returned to active service during the period. The customer unit attrition rate is a 52-week trailing ratio, the numerator of which is the trailing twelve month customer sites canceled during the period due to attrition, net of charge-backs and re-sales, and the denominator of which is the average of the customer base at the beginning of each month during the trailing twelve month period. The following table includes the customer unit attrition rate for historical periods from December 28, 2012 through March 28, 2014:

	December 28, 2012	March 29, 2013	June 28, 2013	September 27, 2013	December 27, 2013	March 28, 2014
Customer unit attrition rate	12.9%	13.0%	13.3%	13.3%	13.6%	13.7%
Customer Revenue Attrition Rate. Historically, we evaluated our customer retention based upon the recurring revenue lost resulting from customer attrition, net of dealer charge-backs and re-sales, which we refer to as customer revenue attrition. However, during the second quarter of fiscal year 2014, we determined that we will discontinue providing customer revenue attrition subsequent to fiscal year 2014 as we believe that customer unit attrition provides a more meaningful metric and better reflects the security investments we make and how we internally manage attrition. The customer revenue attrition rate is a 52-week trailing ratio, the numerator of which is the annualized recurring revenue lost during the period due to attrition, net of charge-backs and re-sales, and the denominator of which is total annualized recurring revenue based on an average of recurring revenue under contract at the beginning of each month during the period.
During the second quarter of fiscal year 2014, we completed the first phase of converting our customer base to a new billing platform in an effort to consolidate our system landscape and improve the efficiency of our business processes. This conversion has harmonized and improved our visibility to customer data, resulting in a more refined revenue attrition calculation. We have assessed the sequential quarter impact and estimated that customer revenue attrition rate for our first quarter of fiscal year 2014 would have been approximately 10 basis points lower calculated on a basis consistent with our second quarter of fiscal year 2014.
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
Gross Subscriber Acquisition Cost Expenses. Gross subscriber acquisition cost expenses represent certain costs related to the acquisition of new customers reflected in our Condensed and Consolidated Statements of Operations such as advertising, marketing, and both direct and indirect selling costs for all new customer accounts as well as sales commissions and installation equipment and labor costs associated with transactions where title to the security system is contractually transferred to the customer.
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

Free Cash Flow ("FCF"). FCF is a non-GAAP measure that our management employs to measure cash that is available to service debt, make investments and return capital to stockholders through dividends and share repurchases. The difference between net cash provided by operating activities (the most comparable GAAP measure) and FCF is the deduction of cash outlays for capital expenditures, subscriber system assets, dealer generated customer accounts and bulk account purchases. A reconciliation of FCF to net cash provided by operating activities is provided under "-Results of Operations-Non-GAAP Measures."
As reported in the first quarter of fiscal year 2014, we determined that a small number of customer upgrades in Canada were incorrectly reflected as customer additions in prior periods. As a result, historical ending number of customers, gross customer additions and average revenue per customer have been adjusted. This adjustment had no impact on our financial statements for any prior periods. The following table reflects the revisions for periods from December 28, 2012 through September 27, 2013:

	Ending number of customers (thousands)(1)		Gross customer additions (thousands)(2)		Average revenue per customer (dollars)(1)
	Revised	Previously Reported	Revised	Previously Reported	Revised	Previously Reported
December 28, 2012	6,404	6,428	255	257	$39.42	$39.27
March 29, 2013	6,445	6,471	301	303	$39.79	$39.66
June 28, 2013	6,426	6,452	273	276	$40.28	$40.08
September 27, 2013	6,494	6,521	268	271	$40.47	$40.31

(1)	The ending number of customers and average revenue per customer are as of the respective quarters ended.

(2)	The gross customer additions are for the respective quarters ended.
Results of Operations
Quarter Ended March 28, 2014 Compared with Quarter Ended March 29, 2013

	For the Quarters Ended
(in millions, except as otherwise indicated)	March 28, 2014	March 29, 2013
Recurring customer revenue	$773	$756
Other revenue	64	65
Total revenue	837	821
Operating income	164	174
Interest expense, net	(46)	(30)
Other income	—	16
Income tax expense	(55)	(53)
Net income	$63	$107

Key Performance Indicators:
Ending number of customers (thousands)(1)	6,416	6,445
Gross customer additions (thousands)(1)	232	301
Customer revenue attrition rate (percent)	14.2%	13.5%
Customer unit attrition rate (percent)	13.7%	13.0%
Average revenue per customer (dollars)(1)	$41.05	$39.79
Cost to serve expenses	$265	$257
Gross subscriber acquisition cost expenses	$107	$113
EBITDA	$420	$419

(1)
The ending number of customers, gross customer additions and average revenue per customer have been revised for fiscal year 2013. See discussion under "Key Performance Measures" above for further information.

As mentioned above, we manage our business to optimize a number of factors including: customer additions, costs associated with adding new customers, average revenue per customer, costs related to providing services to customers and customer tenure. In order to understand how these key factors impact our Condensed and Consolidated Statements of Operations, we consider the following components of our expenses: cost to serve expenses, gross subscriber acquisition cost expenses and depreciation and amortization. The following tables reflect the location of these costs in our Condensed and Consolidated Statements of Operations for the quarters ended March 28, 2014 and March 29, 2013:

	For the Quarter Ended March 28, 2014
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$98	$167	$265
Gross subscriber acquisition cost expenses	16	91	107
Depreciation and amortization	238	55	293
Other	4	—	4
Total	$356	$313	$669

	For the Quarter Ended March 29, 2013
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$97	$160	$257
Gross subscriber acquisition cost expenses	15	98	113
Depreciation and amortization	219	43	262
Other	10	—	10
Total	$341	$301	$642
Revenue
Revenue increased by $16 million, or 1.9%, for the quarter ended March 28, 2014 as compared with the quarter ended March 29, 2013, as a result of growth in recurring customer revenue, which increased by $17 million, or 2.2%. This increase was primarily the result of higher average revenue per customer.
Average revenue per customer increased by $1.26, or 3.2%, as of March 28, 2014 compared with March 29, 2013. The increase was primarily due to price escalations on our existing customer base and, to a lesser extent, the addition of new customers at higher rates partially driven by increased take rates on ADT Pulse.
Gross customer additions fell by 69,000, or 22.9%, for the quarter ended March 28, 2014 as compared with the quarter ended March 29, 2013, primarily due to lower dealer channel production, a decline of 32,000 bulk account purchases and, to a lesser extent, lower levels of customer accounts generated through our direct channel. The decline in our dealer channel production year over year was primarily due to dealers facing lead generation challenges as a result of increased competition and tighter enforcement of telemarketing regulations, in addition to a lower number of dealers. We continue to add new dealers and to work closely with our existing dealers to help them strengthen their capabilities and better leverage ADT’s marketing assets to grow their businesses. The decline in customer accounts generated through our direct channel resulted from lead generation challenges due to increased competition, the implementation of more stringent credit policies for new subscribers and increased focus on ADT Pulse upgrades for existing customers.
Net of attrition, our ending number of customers remained flat at 6.4 million from March 29, 2013 to March 28, 2014. Customer unit attrition as of March 28, 2014 was 13.7% as compared with 13.0% as of March 29, 2013 while customer revenue attrition as of March 28, 2014 was 14.2% compared with 13.5% as of March 29, 2013. The increases in customer unit and revenue attrition were due primarily to increased competition, non-pay customers and relocation disconnects as a result of the continued recovery of the housing market. We have launched several new programs to address more actionable aspects of attrition including non-pays and voluntary disconnects.

Operating Income
Operating income decreased by $10 million, or 5.7%, for the quarter ended March 28, 2014 as compared with the quarter ended March 29, 2013, while operating margin decreased to 19.6% from 21.2% for the same periods. Operating expenses for the quarter ended March 28, 2014, which include $4 million of costs related to the Separation, totaled $673 million, up 4.0%, or $26 million, as compared with the quarter ended March 29, 2013. The increase in operating expenses was partially driven by $6 million of costs associated with our three-year conversion program to replace 2G radios used in many of our security systems and $1 million of restructuring expenses. Additionally, depreciation and amortization expense increased by $31 million, primarily related to our subscriber system assets, which included greater ADT Pulse additions and upgrades and, to a lesser extent, $8 million of accelerated depreciation on certain assets abandoned in connection with the rationalization of our business processes and system landscape.
Interest Expense, net
Net interest expense was $46 million for the quarter ended March 28, 2014 compared with $30 million for the quarter ended March 29, 2013. Interest expense for the quarter ended March 28, 2014 is comprised primarily of interest on our long-term debt, which reflects an increase in our indebtedness from the issuance of $1 billion in notes in October 2013.
Other Income
Other income was nil for the quarter ended March 28, 2014 compared with $16 million for the quarter ended March 29, 2013. The decrease was primarily driven by $15 million in income recorded during the second quarter of 2013 related to the tax sharing agreement entered into in conjunction with the Separation ("2012 Tax Sharing Agreement").
Income Tax Expense
Income tax expense of $55 million increased $2 million for the quarter ended March 28, 2014 as compared with the quarter ended March 29, 2013, and the effective tax rate increased to 46.6% from 33.1%. The increase in income tax expense reflects the unfavorable impact to the deferred tax provision of the pending U.S. Internal Revenue Service ("IRS") settlement of $13 million offset by lower taxes associated with the decrease in pre-tax income. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.

Six Months Ended March 28, 2014 Compared to Six Months Ended March 29, 2013

	For the Six Months Ended
(in millions, except as otherwise indicated)	March 28, 2014	March 29, 2013
Recurring customer revenue	$1,548	$1,500
Other revenue	128	130
Total revenue	1,676	1,630
Operating income	329	360
Interest expense, net	(93)	(54)
Other income	2	22
Income tax expense	(98)	(116)
Net income	$140	$212

Summary Cash Flow Data:
Net cash provided by operating activities	$757	$812
Net cash used in investing activities	(555)	(599)
Net cash used in financing activities	(8)	(27)

Key Performance Indicators:
Ending number of customers (thousands)(1)	6,416	6,445
Gross customer additions (thousands)(1)	463	556
Customer revenue attrition rate (percent)	14.2%	13.5%
Customer unit attrition rate (percent)	13.7%	13.0%
Average revenue per customer (dollars)(1)	$41.05	$39.79
Cost to serve expenses	$535	$498
Gross subscriber acquisition cost expenses	$220	$224
EBITDA	$831	$836
FCF	$174	$230

(1)
The ending number of customers, gross customer additions and average revenue per customer have been revised for fiscal year 2013. See discussion under "Key Performance Measures" above for further information.

The following tables reflect the location of cost to serve expenses, gross subscriber acquisition cost expenses and depreciation and amortization in our Condensed and Consolidated Statements of Operations for the six months ended March 28, 2014 and March 29, 2013:

	For the Six Months Ended March 28, 2014
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$202	$333	$535
Gross subscriber acquisition cost expenses	35	185	220
Depreciation and amortization	472	102	574
Other	9	—	9
Total	$718	$620	$1,338

	For the Six Months Ended March 29, 2013
(in millions)	Cost of revenue	Selling, general and administrative expenses	Total
Cost to serve expenses	$195	$303	$498
Gross subscriber acquisition cost expenses	28	196	224
Depreciation and amortization	436	83	519
Other	18	—	18
Total	$677	$582	$1,259
Revenue
Revenue increased by $46 million, or 2.8%, during the six months ended March 28, 2014 as compared to the six months ended March 29, 2013, as a result of growth in recurring customer revenue, which increased by $48 million, or 3.2%. This increase was primarily the result of higher average revenue per customer.
Average revenue per customer increased by $1.26, or 3.2%, as of March 28, 2014, compared with March 29, 2013. The increase was primarily due to price escalations on our existing customer base and, to a lesser extent, the addition of new customers at higher rates partially driven by increased take rates on ADT Pulse.
Gross customer additions fell by 93,000, or 16.7%, during the six months ended March 28, 2014 as compared to the six months ended March 29, 2013, primarily due to lower dealer channel production, a decline of 32,000 bulk account purchases and, to a lesser extent, lower levels of customer accounts generated through our direct channel. The decline in our dealer channel production year over year was primarily due to dealers facing lead generation challenges as a result of increased competition and tighter enforcement of telemarketing regulations, in addition to a lower number of dealers. We continue to add new dealers and to work closely with our existing dealers to help them strengthen their capabilities and better leverage ADT’s marketing assets to grow their businesses. The decline in customer accounts generated through our direct channel resulted from lead generation challenges due to increased competition, the implementation of more stringent credit policies for new subscribers and increased focus on ADT Pulse upgrades for existing customers.
Net of attrition, our ending number of customers remained flat at 6.4 million from March 29, 2013 to March 28, 2014. Customer unit attrition as of March 28, 2014 was 13.7% compared with 13.0% as of March 29, 2013, while customer revenue attrition as of March 28, 2014 was 14.2% compared with 13.5% as of March 29, 2013. The increases in customer unit and revenue attrition were due primarily to increased competition, non-pay customers and relocation disconnects as a result of the continued recovery of the housing market. We have launched several new programs to address more actionable aspects of attrition including non-pays and voluntary disconnects.
Operating Income
Operating income of $329 million decreased by $31 million, or 8.6%, for the six months ended March 28, 2014 as compared to the six months ended March 29, 2013. Operating margin was 19.6% for the six months ended March 28, 2014 compared with 22.1% for the six months ended March 29, 2013. Operating expenses for the six months ended March 28, 2014, which included $9 million of costs related to the Separation, totaled $1.3 billion, up 6.1% or $77 million as compared to the six months ended March 29, 2013. The increase in operating expenses was partially driven by $6 million of restructuring expenses, $9 million of costs associated with our three-year conversion program to replace 2G radios used in many of our security systems and $1 million of integration costs associated with the acquisition of Devcon Security Holdings, Inc. Additionally, depreciation and amortization expense increased by $55 million, primarily related to our subscriber system assets, which included greater ADT Pulse additions and upgrades and, to a lesser extent, $8 million of accelerated depreciation on certain assets abandoned in connection with the rationalization of our business processes and system landscape. The remaining increase in operating expenses for the six months ended March 28, 2014 was due to an increase in cost to serve expenses primarily related to higher costs associated with being a stand-alone public company, increased customer service and maintenance expenses related to programs to improve customer retention, and incremental investments to strengthen our business platforms and capabilities to support our business simplification, innovation and M&A opportunities.
Interest Expense, net
Interest expense was $93 million for the six months ended March 28, 2014 compared with $54 million for the six months ended March 29, 2013. Interest expense for the six months ended March 28, 2014 is comprised primarily of interest on our long-term debt, which reflects an increase in our indebtedness from the issuance of $1 billion in notes in October 2013 and the issuance of $700 million in notes in January 2013.

Other Income
Other income was $2 million for the six months ended March 28, 2014 compared with $22 million for the six months ended March 29, 2013. The decrease was primarily driven by $21 million in income recorded during the first six months of 2013 related to the 2012 Tax Sharing Agreement.
Income Tax Expense
Income tax expense of $98 million decreased $18 million for the six months ended March 28, 2014 as compared to the six months ended March 29, 2013, while the effective tax rate increased to 41.2% from 35.4%. The decrease in income tax expense reflects lower taxes associated with the decrease in pre-tax income offset by the unfavorable impact to the deferred tax provision of the pending IRS settlement of $13 million. Income tax expense for the six months ended March 29, 2013 also includes the impact of a discrete charge of $5.6 million due to a California legislative change enacted on November 6, 2012. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
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
FCF is defined as cash from operations less cash outlays related to capital expenditures, subscriber system assets, dealer generated customer accounts and bulk account purchases. Dealer generated customer accounts are accounts that are generated through our network of authorized dealers. Bulk account purchases represent accounts that we acquire from third parties outside of our authorized dealer network, such as other security service providers, on a selective basis. These items are subtracted from cash from operating activities because they represent long-term investments that are required for normal business activities. As a result, FCF is a useful measure of our cash available to service debt, make other investments and return capital to stockholders through dividends and share repurchases.
Furthermore, FCF adjusts for cash items that are ultimately within management's and the board of directors' discretion to direct and therefore may imply that there is less or more cash that is available than the most comparable GAAP measure. This limitation is best addressed by using FCF in combination with the GAAP cash flow numbers.

The tables below reconcile EBITDA to net income and FCF to cash flows from operating activities.
EBITDA

	For the Quarters Ended		For the Six Months Ended
(in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net income	$63	$107	$140	$212
Interest expense, net	46	30	93	54
Income tax expense	55	53	98	116
Depreciation and intangible asset amortization	260	232	509	459
Amortization of deferred subscriber acquisition costs	33	30	65	60
Amortization of deferred subscriber acquisition revenue	(37)	(33)	(74)	(65)
EBITDA	$420	$419	$831	$836
EBITDA remained relatively flat at $420 million compared to $419 million for the quarters ended March 28, 2014 and March 29, 2013, respectively, due primarily to higher recurring revenue during the quarter ended March 28, 2014 compared to higher other income, which included $15 million related to the 2012 Tax Sharing Agreement recorded during the quarter ended March 29, 2013. Additionally, incremental costs of $6 million related to our three-year conversion program to replace 2G radios used in many of our security systems were recorded during the quarter ended March 28, 2014. For further details, refer to the discussions on these items above under "-Results of Operations."
EBITDA decreased slightly to $831 million from $836 million for the six months ended March 28, 2014 and March 29, 2013, respectively. The decrease was principally due to the impact of increased cost to serve expenses, which included $6 million of restructuring expenses and $9 million of costs associated with our three-year conversion program to replace 2G radios used in many of our security systems recorded during the six months ended March 28, 2014, and a decrease in other income, which included $21 million related to the 2012 Tax Sharing Agreement recorded during the six months ended March 29, 2013, primarily offset by the impact of increased recurring revenue. For further details, refer to the discussions on these items above under "-Results of Operations."
FCF

	For the Six Months Ended
(in millions)	March 28, 2014	March 29, 2013
Net cash provided by operating activities	$757	$812
Dealer generated customer accounts and bulk account purchases	(225)	(290)
Subscriber system assets	(325)	(265)
Capital expenditures	(33)	(27)
FCF	$174	$230
For the six months ended March 28, 2014, FCF decreased $56 million compared with the six months ended March 29, 2013. This decrease was primarily due to a $55 million decrease in net cash provided by operating activities, as well as a $60 million increase in cash outlays for subscriber system assets, partially offset by a $65 million decrease in cash paid for dealer generated accounts and bulk account purchases. The decrease in net cash provided by operating activities was driven primarily by a $19 million increase in cash paid for interest and the timing of other operating cash payments.
The $60 million increase in cash paid for subscriber system assets resulted primarily from an increase in the average cost of installed systems, partially driven by increased take rates on ADT Pulse, higher volume of ADT Pulse upgrades and increased promotional activities. The $65 million decrease in cash paid for dealer generated accounts resulted from the lower levels of dealer account production and lower levels of bulk account purchases discussed above under "-Results of Operations-Revenue."

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
Liquidity
At March 28, 2014, we had $332 million in cash and cash equivalents and another $750 million available under our revolving credit facility. Our primary future cash needs are expected to be centered on operating activities, working capital, capital expenditures, strategic investments and dividends. In addition, we may use cash to repurchase shares of our common stock under our $3 billion share repurchase program. We believe our cash position, amounts available under our revolving credit facility and cash provided by operating activities will be adequate to meet our operational and business needs in the next twelve months.
On October 1, 2013, we issued $1.0 billion aggregate principal amount of 6.250% senior unsecured notes due October 2021 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended (the "October 2013 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $987 million, of which $150 million was used to repay the outstanding borrowings under our revolving credit facility as of September 27, 2013. The remaining net proceeds were used primarily for repurchases of outstanding shares of our common stock. Interest is payable on April 15 and October 15 of each year, commencing on April 15, 2014. We may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
In connection with our October 2013 Debt Offering, we entered into an exchange and registration rights agreement with the initial purchasers of the notes. Under this agreement, we are obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended. Alternatively, we must file a shelf registration statement to cover resales of such notes if the exchange offer is not complete within 365 days after closing of the initial notes issuance and the offer to exchange the notes has not been completed within 30 business days of the effective time and date of the registration statement. On April 4, 2014, we commenced an offer to exchange the $1 billion notes issued in October 2013. This exchange offer is expected to be completed during the third quarter of fiscal year 2014.
On March 19, 2014, we completed a public offering of $500 million of our 4.125% senior unsecured notes due April 2019 (the "March 2014 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $493 million, of which $200 million was used to repay the majority of the outstanding borrowings under our revolving credit facility as of December 27, 2013. The remaining net proceeds will be used primarily for repurchases of outstanding shares of our common stock and general corporate purposes. Interest is payable on April 15 and October 15 of each year, commencing on October 15, 2014. We may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
There were no outstanding borrowings under the revolving credit facility as of March 28, 2014 compared with $150 million outstanding as of September 27, 2013.
As of March 28, 2014, we were in compliance with all financial covenants related to our debt instruments.
On April 29, 2014, we entered into a definitive agreement to acquire Reliance Protectron, Inc. ("Protectron"), a leading electronic security services company in Canada, for a Canadian dollar ( "CAD") denominated base purchase price of CAD $555 million. The purchase price consists of cash consideration and is subject to post closing adjustments. We anticipate financing the transaction with a mix of cash on hand and available funds under our revolving credit facility. The transaction is expected to close in the fourth quarter of fiscal year 2014 pending necessary regulatory approvals.

Share Repurchases
On November 18, 2013, our board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012. This repurchase program expires November 26, 2015. Pursuant to this approval, we may enter into accelerated share repurchase plans as well as repurchase shares on the open market. During the six months ended March 28, 2014, we made open market repurchases of 11.4 million shares of our common stock at an average price of $36.90 per share. The total cost of open market repurchases for the six months ended March 28, 2014 was $421 million, of which $402 million was paid during the period.
On November 19, 2013, we entered into an accelerated share repurchase agreement under which we paid $400 million for an initial delivery of approximately 8 million shares of our common stock. This accelerated share repurchase program was completed on February 25, 2014. In total, we repurchased 10.9 million shares of our common stock at an average price of $36.86 per share under this accelerated share repurchase agreement.
On November 24, 2013, we entered into a Share Repurchase Agreement ("Share Repurchase Agreement") with Corvex Management LP ("Corvex"). Pursuant to the Share Repurchase Agreement, we repurchased 10.2 million shares from Corvex for a price per share equal to $44.01, resulting in $451 million of cash paid during the quarter ended December 27, 2013.
Dividends
On January 9, 2014, our board of directors declared a quarterly dividend on our common stock of $0.20 per share. This dividend was paid on February 19, 2014 to stockholders of record on January 29, 2014.
On March 13, 2014, our board of directors declared a quarterly dividend on our common stock of $0.20 per share. This dividend will be paid on May 21, 2014 to stockholders of record on April 30, 2014.
Cash Flows from Operating Activities
For the six months ended March 28, 2014 and March 29, 2013, we reported net cash provided by operating activities of $757 million and $812 million, respectively. See discussion of changes in net cash provided by operating activities included in FCF under "-Results of Operations-Non-GAAP Measures."
Cash Flows from Investing Activities

	For the Six Months Ended
(in millions)	March 28, 2014	March 29, 2013
Net cash used in investing activities	$(555)	$(599)
In order to maintain and grow our customer base and to expand our infrastructure, we typically reinvest the cash provided by our operating activities into our business. These investments are intended to grow our customer base, enhance the overall customer experience, improve productivity of our field workforce and support greater efficiency of our back office systems and our customer care centers. For the six months ended March 28, 2014 and March 29, 2013, our investing activities consisted of subscriber system asset additions and capital expenditures totaling $358 million and $292 million, respectively. Additionally, during the six months ended March 28, 2014 and March 29, 2013, we paid $225 million and $290 million, respectively, for customer contracts for electronic security services generated under the ADT dealer program and bulk account purchases. See discussion regarding these activities included in FCF under "-Results of Operations-Non-GAAP Measures" for further details.
Cash Flows from Financing Activities

	For the Six Months Ended
(in millions)	March 28, 2014	March 29, 2013
Net cash used in financing activities	$(8)	$(27)
For the six months ended March 28, 2014, the net cash used in financing activities was largely the result of $1.3 billion in repurchases of our common stock under our approved share repurchase program, which were primarily funded with a portion of the net proceeds from our $1 billion October 2013 Debt Offering and cash provided by operations. Additionally, we received $493 million in net proceeds from our March 2014 Debt Offering. Other uses and sources of cash included net repayments of $150 million on our revolving credit facility funded primarily with the remaining proceeds from previously described debt offerings, $62 million in dividend payments on our common stock and $12 million in proceeds from the exercise of stock options.

For the six months ended March 29, 2013, the net cash used in financing activities was primarily the result of $760 in repurchases of our common stock, which were funded with the $694 million in net proceeds from our January 2013 debt offering. Additionally, during the six months ended March 29, 2013, we paid dividends on our common stock of $58 million. We also received $72 million in proceeds from the exercise of stock options and $32 million in funds from Tyco, which related to the allocation of funds between the companies as outlined in the Separation and Distribution Agreement between Tyco and ADT.
Critical Accounting Policies and Estimates
The preparation of the Condensed and Consolidated Financial Statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for revenue recognition, depreciation and amortization methods of security monitoring-related assets, loss contingencies, acquisitions, goodwill and indefinite-lived intangible assets, long-lived assets and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended March 28, 2014, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated and Combined Financial Statements and accompanying notes contained in our 2013 Form 10-K. See Note 1 to the Condensed and Consolidated Financial Statements for information about recent accounting pronouncements.
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
For a discussion of potential risks and uncertainties that could impact our results of operations or financial position, see Part I, Item IA. Risk Factors in our 2013 Form 10-K.
Off-Balance Sheet Arrangements
Other than standby letters of credit maintained in connection with our insurance programs in the amount of $23 million, we did not have any other material off-balance sheet arrangements as of March 28, 2014.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
During the quarter ended December 27, 2013, we entered into interest rate swap transactions on $500 million of our $1 billion October 2013 Debt Offering. During the quarter ended March 28, 2014, we entered into interest rate swap transactions on the entirety of the $500 million March 2014 Debt Offering. The interest rate swap transactions are designated as fair value hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on the fixed-rate notes to floating rates. See "Item 2. -Liquidity and Capital Resources" for more information on our debt offerings.
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
Based upon that evaluation and subject to the foregoing, our CEO and CFO have concluded that, as of March 28, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 28, 2014, we and certain of our current and former officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Southern District of Florida. The plaintiff alleges violations of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks monetary damages, including interest, and class action status on behalf of all plaintiffs who purchased our common stock during the period between November 27, 2012 and January 29, 2014, inclusive.  We intend to vigorously defend ourself against the allegations in this action.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
12/28/13 - 1/24/14	—	$—	—	$580,788,773
1/25/14 - 2/28/14	3,088,945	$1.77	3,088,945	$575,332,233
2/29/14 - 3/28/14	3,893,115	$29.62	3,893,115	$460,037,240
Total	6,982,060	$17.29	6,982,060	$460,037,240

(1)	On November 18, 2013, the Company's board of directors approved a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012.

(2)
Average price per share reflects 2.9 million shares received by the Company upon completion of its $400 million accelerated share repurchase program. Although the cash payment related to these shares was made in November 2013, the shares were not received by the Company until February 25, 2014. Average price per share excluding these shares for the periods of 1/25/14 - 2/28/14 and 12/28/13 - 3/28/14 was $30.79 and $29.67, respectively.

The transactions described in the table above pertain to the repurchase of common stock as part of the $3 billion, three-year share repurchase program approved by the Company’s board of directors on November 18, 2013. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.
Item 6.     Exhibits.

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(5)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 14, 2012	(3)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 26, 2012	(4)

3.3	Amended and Restated Bylaws of The ADT Corporation, dated December 6, 2012	(6)

4.1	Indenture, dated as of March 19, 2014, between The ADT Corporation and Wells Fargo Bank, National Association	(7)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter and six months ended March 28, 2014 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed and Consolidated Statements of Operations, (iii) the Condensed and Consolidated Statements of Comprehensive Income, (iv) the Condensed and Consolidated Statement of Stockholders' Equity, (v) the Condensed and Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed and Consolidated Financial Statements

(1)	Incorporated by reference from the respective exhibit to The ADT Corporation's Registration Statement on Form 10 filed on April 10, 2010 (File No. 001-35502)

(2)	Incorporated by reference from the respective exhibit to Amendment No. 3 to The ADT Corporation's Registration Statement on Form 10 filed on July 27, 2012 (File No. 001-35502)

(3)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on September 20, 2012

(4)	Incorporated by reference from the respective exhibit to The ADT Corporation's Form S-8 Registration Statement, as filed on September 27, 2012 (File No.333-184144)

(5)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2012

(6)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on December 6, 2012

(7)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on March 19, 2014

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADT CORPORATION
By: /s/ Michael Geltzeiler
Michael Geltzeiler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2014

EXHIBIT INDEX

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(5)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 14, 2012	(3)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 26, 2012	(4)

3.3	Amended and Restated Bylaws of The ADT Corporation, dated December 6, 2012	(6)

4.1	Indenture, dated as of March 19, 2014, between The ADT Corporation and Wells Fargo Bank, National Association	(7)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter and six months ended March 28, 2014 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed and Consolidated Statements of Operations, (iii) the Condensed and Consolidated Statements of Comprehensive Income, (iv) the Condensed and Consolidated Statement of Stockholders' Equity, (v) the Condensed and Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed and Consolidated Financial Statements

(1)	Incorporated by reference from the respective exhibit to The ADT Corporation's Registration Statement on Form 10 filed on April 10, 2010 (File No. 001-35502)

(2)	Incorporated by reference from the respective exhibit to Amendment No. 3 to The ADT Corporation's Registration Statement on Form 10 filed on July 27, 2012 (File No. 001-35502)

(3)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on September 20, 2012

(4)	Incorporated by reference from the respective exhibit to The ADT Corporation's Form S-8 Registration Statement, as filed on September 27, 2012 (File No.333-184144)

(5)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2012

(6)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on December 6, 2012

(7)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on March 19, 2014