Form 10-Q
period 2014-06-27
ADT Corp
filed 2014-07-30
CIK 1546640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2014
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 174,008,140 as of July 23, 2014.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADT CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except share and per share data)

	June 27, 2014	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$250	$138
Accounts receivable trade, less allowance for doubtful accounts of $28 and $27, respectively	87	86
Inventories	75	66
Prepaid expenses and other current assets	71	85
Deferred income taxes	180	205
Total current assets	663	580
Property and equipment, net	238	235
Subscriber system assets, net	2,198	2,002
Goodwill	3,459	3,476
Intangible assets, net	2,832	2,922
Deferred subscriber acquisition costs, net	555	520
Other assets	188	178
Total Assets	$10,133	$9,913

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$3	$3
Accounts payable	174	203
Accrued and other current liabilities	228	264
Income taxes payable	39	43
Deferred revenue	239	245
Total current liabilities	683	758
Long-term debt	4,725	3,373
Deferred subscriber acquisition revenue	817	769
Deferred tax liabilities	644	551
Other liabilities	122	140
Total Liabilities	6,991	5,591

Commitments and contingencies (See Note 8)

Stockholders’ Equity:
Common stock – authorized 1,000,000,000 shares of $0.01 par value; issued and outstanding shares – 173,961,192 as of June 27, 2014 and 208,980,690 as of September 27, 2013	2	2
Additional paid-in capital	2,636	3,957
Retained earnings	433	283
Accumulated other comprehensive income	71	80
Total Stockholders’ Equity	3,142	4,322
Total Liabilities and Stockholders’ Equity	$10,133	$9,913
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Revenue	$849	$833	$2,525	$2,463
Cost of revenue	354	343	1,072	1,020
Selling, general and administrative expenses	307	292	918	874
Radio conversion costs (See Note 1)	18	—	27	—
Separation costs (See Note 1)	1	6	10	17
Operating income	169	192	498	552
Interest expense, net	(49)	(31)	(142)	(85)
Other (expense) income	(35)	1	(33)	23
Income before income taxes	85	162	323	490
Income tax expense	(3)	(49)	(101)	(165)
Net income	$82	$113	$222	$325

Net income per share:
Basic	$0.47	$0.52	$1.21	$1.44
Diluted	$0.47	$0.52	$1.20	$1.43

Weighted-average number of shares:
Basic	174	217	184	225
Diluted	175	219	185	228

Dividends declared per common share	$—	$—	$0.400	$0.375
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net income	$82	$113	$222	$325
Other comprehensive income (loss):
Foreign currency translation and other	10	(13)	(9)	(24)
Total other comprehensive income (loss), net of tax	10	(13)	(9)	(24)
Comprehensive income	$92	$100	$213	$301
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of September 27, 2013	209	$2	$3,957	$283	$80	$4,322
Comprehensive income (loss):
Other comprehensive loss					(9)	(9)
Net income				222		222
Dividends declared				(72)		(72)
Common stock repurchases	(35)		(1,352)			(1,352)
Exercise of stock options and vesting of restricted stock units	—		14			14
Stock-based compensation expense			15			15
Other			2			2
Balance as of June 27, 2014	174	$2	$2,636	$433	$71	$3,142
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the Nine Months Ended
	June 27, 2014	June 28, 2013
Cash Flows from Operating Activities:
Net income	$222	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization	767	697
Amortization of deferred subscriber acquisition costs	98	91
Amortization of deferred subscriber acquisition revenue	(111)	(99)
Stock-based compensation expense	15	14
Deferred income taxes	102	165
Provision for losses on accounts receivable and inventory	33	39
Changes in operating assets and liabilities and other	39	41
Net cash provided by operating activities	1,165	1,273
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(362)	(428)
Subscriber system assets	(488)	(415)
Capital expenditures	(56)	(47)
Acquisition of businesses, net of cash acquired	—	(16)
Other investing	(7)	(2)
Net cash used in investing activities	(913)	(908)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	14	77
Excess tax benefit from stock-based award activities	2	—
Repurchases of common stock under approved program	(1,384)	(1,062)
Dividends paid	(97)	(86)
Proceeds received for allocation of funds related to the Separation	—	61
Proceeds from long-term borrowings	1,725	700
Repayment of long-term debt	(377)	(2)
Debt issuance costs	(20)	(6)
Other financing	(3)	(6)
Net cash used in financing activities	(140)	(324)

Effect of currency translation on cash	—	(3)

Net increase in cash and cash equivalents	112	38
Cash and cash equivalents at beginning of period	138	234
Cash and cash equivalents at end of period	$250	$272
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
Radio Conversion Costs—Charges incurred related to a three-year conversion program to replace 2G radios used in many of the Company’s  security systems are reflected in radio conversion costs in the Company’s Condensed and Consolidated Statements of Operations.
Separation Costs—Charges incurred directly related to the Separation are reflected in separation costs in the Company's Condensed and Consolidated Statements of Operations.
Other (Expense) Income—During the quarter and nine months ended June 27, 2014, the Company recorded $35 million and $33 million of other expense, respectively. The quarter and nine month amounts are comprised primarily of $35 million of non-taxable expense recorded during the third quarter of fiscal year 2014 representing a reduction in the receivable from Tyco pursuant to the tax sharing agreement entered into in conjunction with the Separation (the "2012 Tax Sharing Agreement") due to the resolution of certain components of the Company’s unrecognized tax benefits. During the quarter and nine months ended June 28, 2013, the Company recorded $1 million and $23 million of other income, respectively. Other income for the nine months ended June 28, 2013 was primarily the result of $22 million in income recorded pursuant to the 2012 Tax Sharing Agreement for amounts owed by Tyco and Pentair Ltd. in connection with the exercise of ADT share based awards held by certain Tyco and Pentair Ltd. employees. See Note 7 and Note 8 for further information.
Inventories—Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value. Inventories consisted of the following ($ in millions):

	June 27, 2014	September 27, 2013
Work in progress	$5	$3
Finished goods	70	63
Inventories	$75	$66

Financial Instruments—The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and derivative financial instruments. Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their respective book values as of June 27, 2014 and September 27, 2013.
Cash Equivalents—Included in cash and cash equivalents as of June 27, 2014 and September 27, 2013 is approximately $225 million and $124 million, respectively, of available-for-sale securities, representing cash invested in money market mutual funds. These investments are classified as Level 1 for purposes of fair value measurement, which is performed each reporting period. Unrealized holding gains or losses, if any, are excluded from earnings and reported in other comprehensive income (loss) until realized.
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
The carrying value and fair value of the Company's debt that is subject to fair value disclosures as of June 27, 2014 and September 27, 2013 were as follows ($ in millions):

	June 27, 2014		September 27, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt instruments, excluding capital lease obligations	$4,693	$4,506	$3,340	$2,892
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
During the quarter ended December 27, 2013, the Company entered into interest rate swap transactions to hedge $500 million of its $1 billion, 6.250% fixed-rate notes due October 2021. During the quarter ended March 28, 2014, the Company entered into interest rate swap transactions to hedge all $500 million of its 4.125% fixed-rate notes due April 2019. These transactions are designated as fair value hedges with the objective of managing the exposure to interest rate risk by converting the interest rates on the fixed-rate notes to floating rates. These transactions did not have a material impact on the Company’s Condensed and Consolidated Financial Statements as of and for the quarter and nine months ended June 27, 2014.
Accrued and Other Current Liabilities—Accrued and other current liabilities in the Company's Condensed and Consolidated Balance Sheets includes accrued interest on long-term debt of $50 million and $27 million as of June 27, 2014 and September 27, 2013, respectively. Also included are customer advances of $40 million and $38 million as of June 27, 2014 and September 27, 2013, respectively.
Restructuring and Other Charges—During the quarter and nine months ended June 27, 2014, the Company recognized $2 million and $8 million, respectively, in severance charges related to the separation of employees in conjunction with actions taken to reduce general and administrative expenses. In addition, during the quarter ended June 27, 2014, the Company recognized a $5 million loss on the sublease of a portion of its office space and $2 million of other costs associated with consulting services focused on identifying actions to reduce its cost structure and improve future profitability by streamlining operations and better aligning functions.
During the nine months ended June 27, 2014, the Company recognized other charges of $8 million related to accelerated depreciation on certain assets abandoned in connection with the rationalization of its business processes and system landscape.
Guarantees—As of June 27, 2014 and September 27, 2013, there were no material guarantees.

Recent Accounting Pronouncements—In February 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which expands the disclosure requirements for amounts reclassified out of accumulated other comprehensive income ("AOCI"). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component and present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance became effective for the Company in the first quarter of fiscal year 2014. The adoption of this guidance did not have a significant impact on the Company's Condensed and Consolidated Financial Statements, as any reclassifications out of AOCI were immaterial.
In May 2014, the FASB issued authoritative guidance which sets forth a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is currently evaluating the impact of this guidance.
2. Acquisitions
Dealer Generated Customer Accounts and Bulk Account Purchases
During the nine months ended June 27, 2014 and June 28, 2013, the Company paid $362 million and $428 million, respectively, for customer contracts for electronic security services generated under the ADT dealer program and bulk account purchases.
3. Goodwill and Other Intangible Assets
Goodwill
There were no material changes in the carrying amount of goodwill during the nine months ended June 27, 2014.
Other Intangible Assets
The following table sets forth the gross carrying amounts and accumulated amortization of the Company's other intangible assets as of June 27, 2014 and September 27, 2013 ($ in millions):

	June 27, 2014		September 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$7,819	$4,990	$7,697	$4,780
Other	10	7	13	8
Total	$7,829	$4,997	$7,710	$4,788
Changes in the net carrying amount of contracts and related customer relationships during the nine months ended June 27, 2014 were as follows ($ in millions):

Balance as of September 27, 2013	$2,917
Customer contract additions, net of dealer charge-backs	359
Amortization	(434)
Currency translation and other	(13)
Balance as of June 27, 2014	$2,829
Other than goodwill, the Company does not have any other indefinite-lived intangible assets. The weighted-average amortization period for contracts and related customer relationships acquired during the nine months ended June 27, 2014 was 15 years. Intangible asset amortization expense for the quarters and nine months ended June 27, 2014 and June 28, 2013 was as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Intangible asset amortization expense	$145	$142	$435	$423
The estimated aggregate amortization expense for intangible assets is expected to be approximately $142 million for the remainder of fiscal year 2014, $511 million for fiscal year 2015, $430 million for fiscal year 2016, $360 million for fiscal year 2017, $301 million for fiscal year 2018 and $261 million for fiscal year 2019.
4. Debt
4.125% Senior Unsecured Notes Due 2019
On March 19, 2014, the Company completed a public offering of $500 million of its 4.125% senior unsecured notes due April 2019. Net cash proceeds from the issuance of this term indebtedness totaled $493 million, of which $200 million was used to repay outstanding borrowings under the Company’s revolving credit facility. The remaining net proceeds will be used primarily for general corporate purposes and repurchases of outstanding shares of ADT's common stock. Interest is payable on April 15 and October 15 of each year, commencing on October 15, 2014. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
6.250% Senior Unsecured Notes Due 2021
On October 1, 2013, the Company issued $1 billion aggregate principal amount of 6.250% senior unsecured notes due October 2021 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended (the "October 2013 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $987 million, of which $150 million was used to repay the outstanding borrowings under the Company’s revolving credit facility as of September 27, 2013. The remaining net proceeds were used primarily for repurchases of outstanding shares of ADT’s common stock. Interest is payable on April 15 and October 15 of each year and commenced on April 15, 2014. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
In connection with the October 2013 Debt Offering, the Company entered into an exchange and registration rights agreement with the initial purchasers of the notes. Under this agreement, the Company was obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended. Alternatively, the Company was required to file a shelf registration statement to cover resales of such notes if the exchange offer was not completed within 365 days after closing of the initial notes issuance and the offer to exchange the notes had not been completed within 30 business days of the effective time and date of the registration statement. On April 4, 2014, the Company commenced an offer to exchange the notes issued in the October 2013 Debt Offering, pursuant to the exchange and registration rights agreement. This exchange offer was completed on May 9, 2014.
Senior Unsecured Revolving Credit Facility
As of June 27, 2014, the Company had no outstanding borrowings under its $750 million revolving credit facility compared with $150 million outstanding as of September 27, 2013. The interest rate for borrowings under the revolving credit facility is based on the London Interbank Offered Rate or an alternative base rate, plus a spread, based upon the Company’s credit rating. The revolving credit facility has a maturity date of June 22, 2017. See Note 10 for further information.
See Note 1 for information on the fair value of the Company's debt.
5. Equity
Dividends
On January 9, 2014, the Company's board of directors declared a quarterly dividend on ADT's common stock of $0.20 per share. This dividend was paid on February 19, 2014 to stockholders of record on January 29, 2014.
On March 13, 2014, the Company's board of directors declared a quarterly dividend on ADT's common stock of $0.20 per share. This dividend was paid on May 21, 2014 to stockholders of record on April 30, 2014.

Share Repurchase Program
On November 18, 2013, the Company's board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012. This repurchase program expires November 26, 2015. During the nine months ended June 27, 2014, the Company made open market repurchases of 14.0 million shares of ADT's common stock at an average price of $35.72 per share. The total cost of open market repurchases for the nine months ended June 27, 2014 was $500 million, all of which was paid during the period.
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
Other
During the nine months ended June 27, 2014, the Company did not record any material reclassifications out of AOCI.
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
7. Income Taxes
Unrecognized Tax Benefits
During the quarter and nine months ended June 27, 2014, the Company reduced its unrecognized tax benefits by $30 million. The Company also reduced its accrued interest related to the unrecognized tax benefits by $6 million. The impact to net income from the resolution of certain components of the Company's unrecognized tax benefits was primarily offset by a pre-tax adjustment to the receivable from Tyco pursuant to the 2012 Tax Sharing Agreement, which was recorded in other (expense) income.  See Note 8 for more information on the 2012 Tax Sharing Agreement. The Company's remaining uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible that up to $10 million in unrecognized tax benefits may be resolved in the next twelve months. The remaining resolution of certain components of the Company's unrecognized tax benefits will also be partially offset by a pre-tax adjustment to the receivable from Tyco.
Effective Tax Rate
The Company's income tax expense for the quarter and nine months ended June 27, 2014 totaled $3 million and $101 million, respectively. This results in an effective tax rate for the periods of 3.5% and 31.3%, respectively. The reduction in the effective tax rate for the quarter and nine months ended June 27, 2014 is primarily impacted by a favorable adjustment resulting from the settlement of certain unrecognized tax benefits of 40.6% and 10.8%, respectively, partially offset by the impact to the effective tax rate of $35 million in non-taxable expense recorded in other (expense) income pursuant to the 2012 Tax Sharing Agreement of 14.3% and 3.8%, respectively. Additionally, the nine months ended June 27, 2014 includes the unfavorable impact of the deferred tax expense associated with the pending U.S. Internal Revenue Service ("IRS") settlements of 5.2%. See Note 8 for more information on the pending IRS settlements. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.

8. Commitments and Contingencies
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, claims related to alleged security system failures and consumer class actions. The Company has recorded accruals for losses that it believes are probable to occur and are reasonably estimable. While the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that the resolution of any such proceedings (other than matters specifically identified below), will not have a material effect on its financial condition, results of operations or cash flows.
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
Securities Litigation
On April 28, 2014, the Company and certain of its current and former officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Southern District of Florida. The plaintiff alleges violations of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks monetary damages, including interest, and class action status on behalf of all plaintiffs who purchased the Company’s common stock during the period between November 27, 2012 and January 29, 2014, inclusive.  The claims focus primarily on the Company's statements concerning its financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014, its stock repurchase program in 2012 and 2013 and the buyback of stock from Corvex Management LP in November 2013. On June 27, 2014, another plaintiff filed a similar action in the same court. On July 14, 2014, the Court entered an order consolidating the two actions under the caption Henningsen v. The ADT Corporation, Case No. 14-80566-CIV-DIMITROULEAS, and appointing IBEW Local 595 Pension and Money Purchase Pension Plans, Macomb County Employees' Retirement System and KBC Asset Management NV as Lead Plaintiffs in the consolidated action. In addition to the Company, the defendants named in the action are Naren Gursahaney, Kathryn A. Mikells, Michael S. Geltzeiler, Keith A. Meister, and Corvex Management LP. The Company intends to vigorously defend itself against the allegations in this action and is currently unable to predict the outcome or if legal damages will apply.

Derivative Litigation
In May and June 2014, four derivative actions were filed against a number of past and present officers and directors of the Company. Like the securities actions described above, the derivative actions focus primarily on the Company's stock repurchase program in 2012 and 2013, the buyback of stock from Corvex Management LP in November 2013 and the Company's statements concerning its financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014. Three of the derivative actions were filed in the United States District Court for the Southern District of Florida. On July 16, 2014, the Court consolidated those three actions under the caption In re The ADT Corporation Derivative Litigation, Lead Case No. 14-80570-CIV-DIMITROULEAS/SNOW. The fourth derivative action, entitled Seidl v. Colligan, Case No. 2014CA007529, was filed in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. On July 14, 2014, the parties agreed to stay that action pending resolution of motions to dismiss that are expected to be filed in the securities actions described above. The Court approved the stay on July 23, 2014. In March 2014, the Company also received a demand from a shareholder to initiate litigation against officers and directors of the Company in connection with the Company's stock repurchase program in 2012 and 2013 and the buyback of stock from Corvex Management LP in November 2013. The Company's Board of Directors investigated the matters with the assistance of an outside law firm and, on July 18, 2014, decided to reject the demand.
Income Tax Matters
In connection with the Separation from Tyco, the Company entered into the 2012 Tax Sharing Agreement with Tyco and Pentair Ltd. that governs the rights and obligations of the Company, Tyco and Pentair Ltd. for certain pre-Separation tax liabilities, including Tyco's obligations under the tax sharing agreement among Tyco, Covidien Ltd. ("Covidien"), and TE Connectivity Ltd. ("TE Connectivity") entered into in 2007 (the "2007 Tax Sharing Agreement"). The Company is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement's sharing formulae. Tyco and Pentair Ltd. are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement's sharing formulae.
With respect to years prior to and including the 2007 separation of Covidien and TE Connectivity by Tyco, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Although Tyco has advised ADT that it has resolved a substantial number of these adjustments, a few significant items raised by the IRS remain open with respect to the audits of the 1997 through 2004 tax years. On July 1, 2013, Tyco announced that the IRS issued Notices of Deficiency to Tyco primarily related to the treatment of certain intercompany debt transactions (the "Tyco IRS Notices").  These notices assert that additional taxes of $883 million plus penalties of $154 million are owed based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries, as they existed at that time. Further, Tyco reported receiving Final Partnership Administrative Adjustments (the "Partnership Notices") for certain U.S. partnerships owned by its former U.S. subsidiaries, for which Tyco estimates an additional tax deficiency of approximately $30 million will be asserted. The additional tax assessments related to the Tyco IRS Notices and the Partnership Notices exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings is proved correct. Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments. Consistent with its petitions filed with the U.S. Tax Court, Tyco has advised the Company that it strongly disagrees with the IRS position and believes (i) it has meritorious defenses for the respective tax filings, (ii) the IRS positions with regard to these matters are inconsistent with applicable tax laws and Treasury regulations, and (iii) the previously reported taxes for the years in question are appropriate. If the IRS should successfully assert its position, the Company's share of the collective liability, if any, would be determined pursuant to the 2012 Tax Sharing Agreement. In accordance with the 2012 Tax Sharing Agreement, Tyco is responsible for the first $500 million of tax, interest and penalty assessed against pre-2013 tax years including its 27 percent share of the tax, interest and penalty assessed for periods prior to Tyco's 2007 spin transaction ("Pre-2007 Spin Periods"). The amount ultimately assessed against Pre-2007 Spin Periods with respect to the Tyco IRS Notices would have to be in excess of $1.85 billion, including other assessments for unrelated historical tax matters Tyco has, or may settle in the future, before the Company would be required to pay any of the amounts assessed.  In addition to the Company's share of cash taxes pursuant to the 2012 Tax Sharing Agreement, the Company's NOL carryforward may be reduced by audit adjustments to pre-2013 tax periods. The Company believes that its income tax reserves and the liabilities recorded in the Condensed and Consolidated Balance Sheet for the 2012 Tax Sharing Agreement continue to be appropriate. No payments with respect to the Tyco IRS Notices would be required until the dispute is resolved in the U.S. Tax Court, which Tyco has advised the Company, could take several years. However, the ultimate resolution of these matters is uncertain, and if the IRS were to prevail, it could have a material adverse impact on the Company's financial condition, results of operations and cash flows, potentially including a reduction in the Company's available net operating loss carryforwards. Further, to the extent ADT is responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material impact on its financial position, results of operations, cash flows or its effective tax rate in future reporting periods.

During the nine months ended June 27, 2014, Tyco advised ADT of pending IRS settlements related to certain intercompany corporate expenses deducted on the U.S. income tax returns for the 2005 through 2009 tax years. The settlements reduce ADT's net operating loss carryforwards, resulting in a decrease to the Company's net deferred tax asset of approximately $17 million.
Other liabilities in the Company's Condensed and Consolidated Balance Sheets as of both June 27, 2014 and September 27, 2013 include $19 million for ADT's obligations under certain tax related agreements entered into in conjunction with the Separation. The maximum amount of potential future payments is not determinable as they relate to unknown conditions and future events that cannot be predicted.
9. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could participate in earnings, but not securities that are anti-dilutive. The computations of basic and diluted earnings per share for the quarters and nine months ended June 27, 2014 and June 28, 2013 were as follows:

	For the Quarters Ended		For the Nine Months Ended
(in millions, except per share amounts)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Basic Earnings Per Share
Numerator:
Net income	$82	$113	$222	$325
Denominator:
Basic weighted-average shares outstanding	174	217	184	225

Basic earnings per share	$0.47	$0.52	$1.21	$1.44

	For the Quarters Ended		For the Nine Months Ended
(in millions, except per share amounts)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Diluted Earnings Per Share
Numerator:
Net income	$82	$113	$222	$325
Denominator:
Basic weighted-average shares outstanding	174	217	184	225
Effect of dilutive securities:
Dilutive effect of stock options and restricted stock units	1	2	1	3
Diluted weighted-average shares outstanding	175	219	185	228

Diluted earnings per share	$0.47	$0.52	$1.20	$1.43
The computation of diluted earnings per share for the quarters ended June 27, 2014 and June 28, 2013 excludes the effect of the potential exercise of options to purchase approximately 2.3 million shares and 1.0 million shares, respectively, of stock as the effect would have been anti-dilutive. The computation of diluted earnings per share for the nine months ended June 27, 2014 and June 28, 2013 excludes the effect of the potential exercise of options to purchase approximately 1.7 million shares and 0.8 million shares, respectively, of stock as the effect would have been anti-dilutive.
10. Subsequent Events
Dividend
On July 18, 2014 the Company's board of directors declared a quarterly dividend on ADT's common stock of $0.20 per share. This dividend will be paid on August 20, 2014 to stockholders of record on July 30, 2014.

Acquisition
On July 8, 2014, the Company acquired all of the issued and outstanding capital stock of Reliance Protectron, Inc. ("Protectron"), a leading electronic security services company in Canada, for a Canadian dollar ("CAD") denominated base purchase price of CAD $555 million ($520 million). The transaction was financed with borrowings of $375 million under the Company's revolving credit facility and cash on hand. Subsequent to the transaction, there was a remaining $375 million available under the Company's $750 million revolving credit facility. Due to the timing of this acquisition, certain disclosures have been omitted because the initial accounting for the business combination was in process at the time the financial statements were issued.

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
On September 28, 2012, we completed our separation (the "Separation") from Tyco International Ltd. ("Tyco").
Business Overview
The ADT Corporation (hereinafter referred to as "we," "our," the "Company" or "ADT") is a leading provider of electronic security, interactive home and business automation and related monitoring services. We currently serve approximately 6.4 million customers, making us the largest company of our kind in both the United States and Canada.
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
Customer Unit Attrition Rate. Our economic model is highly dependent on customer retention. Success in retaining customers is driven in part by our discipline in accepting new customers with favorable characteristics and by providing high quality equipment, installation, monitoring and customer service. Beginning with the second quarter of fiscal 2014, we began to provide customer unit attrition rate as a key performance measure as we believe that this metric better reflects the economic impact of the security investments we make in residential and small business facilities and is how we internally manage attrition. We plan to discontinue providing customer revenue attrition subsequent to fiscal year 2014. Refer to the discussion on customer revenue attrition rate below for further details.

Customer unit attrition measures residential and small business customer sites canceled, excluding health services and contracts monitored but not owned, net of dealer charge-backs and re-sales. Customer sites are considered canceled when all services are terminated. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the initial period of the contract, generally 12 to 15 months. Re-sales are inactive customer sites that are returned to active service during the period. The customer unit attrition rate is a 52-week trailing ratio, the numerator of which is the trailing twelve month customer sites canceled during the period due to attrition, net of charge-backs and re-sales, and the denominator of which is the average of the customer base at the beginning of each month during the trailing twelve month period. The following table includes the customer unit attrition rate for historical periods from December 28, 2012 through March 28, 2014 (the period when we introduced the metric):

	December 28, 2012	March 29, 2013	June 28, 2013	September 27, 2013	December 27, 2013	March 28, 2014
Customer unit attrition rate	12.9%	13.0%	13.3%	13.3%	13.6%	13.7%
Customer Revenue Attrition Rate. Historically, we evaluated our customer retention based upon the recurring revenue lost resulting from customer attrition, net of dealer charge-backs and re-sales, which we refer to as customer revenue attrition. However, during the second quarter of fiscal year 2014, we began to provide the customer unit attrition rate as a key performance measure and plan to discontinue providing customer revenue attrition subsequent to fiscal year 2014. The customer revenue attrition rate is a 52-week trailing ratio, the numerator of which is the annualized recurring revenue lost during the period due to attrition, net of dealer charge-backs and re-sales, and the denominator of which is total annualized recurring revenue based on an average of recurring revenue under contract at the beginning of each month during the period.
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
Free Cash Flow ("FCF"). FCF is a non-GAAP measure that our management employs to measure cash that is available to service debt, make other investments and return capital to stockholders through dividends and share repurchases. The difference between net cash provided by operating activities (the most comparable GAAP measure) and FCF is the deduction of cash outlays for capital expenditures, subscriber system assets, dealer generated customer accounts and bulk account purchases. A reconciliation of FCF to net cash provided by operating activities is provided under "-Results of Operations-Non-GAAP Measures."

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

	Ending number of customers (thousands)(1)		Gross customer additions (thousands)(2)		Average revenue per customer (dollars)(1)
	Revised	Previously Reported	Revised	Previously Reported	Revised	Previously Reported
December 28, 2012	6,404	6,428	255	257	$39.42	$39.27
March 29, 2013	6,445	6,471	301	303	$39.79	$39.66
June 28, 2013	6,426	6,452	273	276	$40.28	$40.08
September 27, 2013	6,494	6,521	268	271	$40.47	$40.31

(1)	The ending number of customers and average revenue per customer are as of the respective quarters ended.

(2)	The gross customer additions are for the respective quarters ended.
Results of Operations
Quarter Ended June 27, 2014 Compared with Quarter Ended June 28, 2013

	For the Quarters Ended
(in millions, except as otherwise indicated)	June 27, 2014	June 28, 2013
Recurring customer revenue	$785	$764
Other revenue	64	69
Total revenue	849	833
Operating income	169	192
Interest expense, net	(49)	(31)
Other (expense) income	(35)	1
Income tax expense	(3)	(49)
Net income	$82	$113

Key Performance Indicators:
Ending number of customers (thousands)(1)	6,377	6,426
Gross customer additions (thousands)(1)	250	273
Customer revenue attrition rate (percent)	13.9%	13.8%
Customer unit attrition rate (percent)	13.5%	13.3%
Average revenue per customer (dollars)(1)	$41.85	$40.28
Cost to serve expenses	$278	$245
Gross subscriber acquisition cost expenses	$106	$110
EBITDA(2)	$388	$428

(1)
The ending number of customers, gross customer additions and average revenue per customer have been revised for fiscal year 2013. See discussion under "Key Performance Measures" above for further information.

(2)	EBITDA is a non-GAAP measure. Refer to the "Non-GAAP Measures" section for the definition thereof and a reconciliation to the most comparable GAAP measure.
As mentioned above, we manage our business to optimize a number of factors including: customer additions, costs associated with adding new customers, average revenue per customer, costs related to providing services to customers and customer tenure. In order to understand how these key factors impact our Condensed and Consolidated Statements of Operations, we consider the following components of our expenses: cost to serve expenses, gross subscriber acquisition cost expenses and depreciation and amortization. The following tables reflect the location of these costs in our Condensed and Consolidated Statements of Operations for the quarters ended June 27, 2014 and June 28, 2013:

	For the Quarter Ended June 27, 2014
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Total
Cost to serve expenses	$96	$164	$18	$278
Gross subscriber acquisition cost expenses	12	94	—	106
Depreciation and amortization	242	49	—	291
Other	4	—	—	4
Total	$354	$307	$18	$679

	For the Quarter Ended June 28, 2013
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Total
Cost to serve expenses	$93	$152	$—	$245
Gross subscriber acquisition cost expenses	14	96	—	110
Depreciation and amortization	225	44	—	269
Other	11	—	—	11
Total	$343	$292	$—	$635
Revenue
Revenue increased by $16 million, or 1.9%, for the quarter ended June 27, 2014 as compared with the quarter ended June 28, 2013, as a result of growth in recurring customer revenue, which increased by $21 million, or 2.7%. This increase was primarily the result of higher average revenue per customer.
Average revenue per customer increased by $1.57, or 3.9%, as of June 27, 2014 compared with June 28, 2013. The increase was primarily due to price escalations on our existing customer base and, to a lesser extent, the addition of new customers at higher rates, partially driven by an increase in ADT Pulse customers compared to total customer additions.
Gross customer additions fell by 23,000, or 8.4%, for the quarter ended June 27, 2014 as compared with the quarter ended June 28, 2013, primarily as a result of lower dealer channel production and, to a lesser extent, lower levels of accounts generated through our direct channel. The decline in our dealer channel production was largely due to dealers facing lead generation challenges as a result of increased competition and tighter enforcement of telemarketing regulations, in addition to a lower number of dealers. We continue to add new dealers and to work closely with our existing dealers to help them strengthen their capabilities and better leverage ADT’s marketing assets to grow their businesses, as evidenced by a 9.1% increase in dealer channel production from the quarter ended March 28, 2014. While direct channel production decreased slightly from the quarter ended June 28, 2013, it has increased 6.9% from the quarter ended March 28, 2014.
Net of attrition, our ending number of customers remained flat at 6.4 million from June 28, 2013 to June 27, 2014. Customer unit attrition and customer revenue attrition as of June 27, 2014 increased slightly to 13.5% and 13.9%, respectively, as compared with 13.3% and 13.8%, respectively, as of June 28, 2013. Customer unit attrition and customer revenue attrition decreased 20 basis points and 30 basis points, respectively, from the quarter ended March 28, 2014 reflecting improvements associated with several new programs to address voluntary, non-pay and relocation disconnects.
Operating Income
Operating income decreased by $23 million, or 12.0%, for the quarter ended June 27, 2014 as compared with the quarter ended June 28, 2013, while operating margin decreased to 19.9% from 23.0% for the same periods. Operating expenses for the quarter ended June 27, 2014, which include $1 million of costs related to the Separation, totaled $680 million, up 6.1%, or $39 million, as compared with the quarter ended June 28, 2013. The increase in operating expenses was partially driven by $18 million of costs associated with our three-year conversion program to replace 2G radios used in many of our security systems, $9 million of restructuring and other expenses and $2 million of acquisition and integration costs. Additionally, depreciation and amortization expense increased by $22 million, primarily related to our subscriber system assets, which included greater ADT Pulse additions and upgrades.

Interest Expense, net
Interest expense, net was $49 million for the quarter ended June 27, 2014 compared with $31 million for the quarter ended June 28, 2013. Net interest expense for the quarter ended June 27, 2014 is comprised primarily of interest on our long-term debt, which reflects an increase in our indebtedness from the issuance of $1 billion in notes in October 2013 and $500 million in notes in March 2014.
Other (Expense) Income
Other expense was $35 million for the quarter ended June 27, 2014 compared with other income of $1 million for the quarter ended June 28, 2013. The $35 million of other expense consists primarily of a reduction in a receivable from Tyco pursuant to the tax sharing agreement entered into in conjunction with the Separation ("2012 Tax Sharing Agreement") due to the resolution of certain unrecognized tax benefits.
Income Tax Expense
Income tax expense of $3 million decreased by $46 million for the quarter ended June 27, 2014 as compared with the quarter ended June 28, 2013, and the effective tax rate decreased to 3.5% from 30.2%. The decrease in the effective tax rate reflects a favorable adjustment of 40.6% resulting from the settlement of certain unrecognized tax benefits, partially offset by the impact to the effective tax rate of $35 million in non-taxable expense recorded in other (expense) income of 14.3%. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
Nine Months Ended June 27, 2014 Compared to Nine Months Ended June 28, 2013

	For the Nine Months Ended
(in millions, except as otherwise indicated)	June 27, 2014	June 28, 2013
Recurring customer revenue	$2,333	$2,264
Other revenue	192	199
Total revenue	2,525	2,463
Operating income	498	552
Interest expense, net	(142)	(85)
Other (expense) income	(33)	23
Income tax expense	(101)	(165)
Net income	$222	$325

Summary Cash Flow Data:
Net cash provided by operating activities	$1,165	$1,273
Net cash used in investing activities	(913)	(908)
Net cash used in financing activities	(140)	(324)

Key Performance Indicators:
Ending number of customers (thousands)(1)	6,377	6,426
Gross customer additions (thousands)(1)	713	829
Customer revenue attrition rate (percent)	13.9%	13.8%
Customer unit attrition rate (percent)	13.5%	13.3%
Average revenue per customer (dollars)(1)	$41.85	$40.28
Cost to serve expenses	$813	$743
Gross subscriber acquisition cost expenses	$326	$334
EBITDA(2)	$1,219	$1,264
FCF(2)	$259	$383

(1)
The ending number of customers, gross customer additions and average revenue per customer have been revised for fiscal year 2013. See discussion under "Key Performance Measures" above for further information.

(2)	EBITDA and FCF are non-GAAP measures. Refer to the "Non-GAAP measures" section for the definitions thereof and reconciliations to the most comparable GAAP measures.

The following tables reflect the location of cost to serve expenses, gross subscriber acquisition cost expenses and depreciation and amortization in our Condensed and Consolidated Statements of Operations for the nine months ended June 27, 2014 and June 28, 2013:

	For the Nine Months Ended June 27, 2014
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Total
Cost to serve expenses	$298	$488	$27	$813
Gross subscriber acquisition cost expenses	47	279	—	326
Depreciation and amortization	714	151	—	865
Other	13	—	—	13
Total	$1,072	$918	$27	$2,017

	For the Nine Months Ended June 28, 2013
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Total
Cost to serve expenses	$288	$455	$—	$743
Gross subscriber acquisition cost expenses	42	292	—	334
Depreciation and amortization	661	127	—	788
Other	29	—	—	29
Total	$1,020	$874	$—	$1,894
Revenue
Revenue increased by $62 million, or 2.5%, during the nine months ended June 27, 2014 as compared to the nine months ended June 28, 2013, primarily as a result of growth in recurring customer revenue, which increased by $69 million, or 3.0%. This increase was primarily the result of higher average revenue per customer.
Average revenue per customer increased by $1.57, or 3.9%, as of June 27, 2014, compared with June 28, 2013. The increase was primarily due to price escalations on our existing customer base and, to a lesser extent, the addition of new customers at higher rates partially driven by an increase in ADT Pulse customers compared to total customer additions.
Gross customer additions fell by 116,000, or 14.0%, during the nine months ended June 27, 2014 as compared to the nine months ended June 28, 2013, primarily due to lower dealer channel production, a decline of 34,000 bulk account purchases and, to a lesser extent, lower levels of customer accounts generated through our direct channel. The decline in our dealer channel production was primarily due to dealers facing lead generation challenges as a result of increased competition and tighter enforcement of telemarketing regulations, in addition to a lower number of dealers. We continue to add new dealers and to work closely with our existing dealers to help them strengthen their capabilities and better leverage ADT’s marketing assets to grow their businesses. The decline in customer accounts generated through our direct channel resulted from lead generation challenges due to increased competition, the implementation of more stringent credit policies for new subscribers and increased focus on ADT Pulse upgrades for existing customers.
Net of attrition, our ending number of customers remained flat at 6.4 million from June 28, 2013 to June 27, 2014. Customer unit attrition and customer revenue attrition as of June 27, 2014 increased slightly to 13.5% and 13.9% respectively, as compared with 13.3% and 13.8% respectively, as of June 28, 2013. Customer unit attrition and customer revenue attrition decreased 20 basis points and 30 basis points, respectively, from the quarter ended March 28, 2014 reflecting improvements associated with several new programs to address voluntary, non-pay and relocation disconnects.

Operating Income
Operating income of $498 million decreased by $54 million, or 9.8%, for the nine months ended June 27, 2014 as compared to the nine months ended June 28, 2013. Operating margin was 19.7% for the nine months ended June 27, 2014 compared with 22.4% for the nine months ended June 28, 2013. Operating expenses for the nine months ended June 27, 2014, which included $10 million of costs related to the Separation, totaled $2.0 billion, up 6.1% or $116 million as compared to the nine months ended June 28, 2013. The increase in operating expenses was partially driven by a $70 million increase in cost to serve expenses which was largely a result of $27 million of costs associated with our three-year conversion program to replace 2G radios used in many of our security systems, $15 million of restructuring and other expenses and $3 million of acquisition and integration costs. The remaining increase in cost to serve expenses is primarily related to higher costs associated with being a stand-alone public company, increased customer service and maintenance expenses from programs to improve customer retention, and incremental investments to strengthen our business platforms and capabilities to support our business simplification, innovation and M&A opportunities.
Additionally, depreciation and amortization expense increased by $77 million, primarily related to our subscriber system assets, which included greater ADT Pulse additions and upgrades and, to a lesser extent, $8 million of accelerated depreciation on certain assets abandoned in connection with the rationalization of our business processes and system landscape.
Interest Expense, net
Interest expense, net was $142 million for the nine months ended June 27, 2014 compared with $85 million for the nine months ended June 28, 2013. Net interest expense for the nine months ended June 27, 2014 is comprised primarily of interest on our long-term debt, which reflects an increase in our indebtedness from the issuance of the issuance of $700 million in notes in January 2013, $1 billion in notes in October 2013 and $500 million in notes in March 2014.
Other (Expense) Income
Other expense was $33 million for the nine months ended June 27, 2014 compared with other income of $23 million for the nine months ended June 28, 2013. Other expense for the nine months ended June 27, 2014 was primarily a result of a $35 million reduction in amounts owed by Tyco pursuant to the 2012 Tax Sharing Agreement due to the resolution of certain unrecognized tax benefits. Other income for the nine months ended June 28, 2013 was primarily the result of $22 million in income recorded pursuant to the 2012 Tax Sharing Agreement for amounts owed by Tyco and Pentair Ltd. in connection with the exercise of ADT share based awards held by certain Tyco and Pentair Ltd. employees.
Income Tax Expense
Income tax expense of $101 million decreased $64 million for the nine months ended June 27, 2014 as compared to the nine months ended June 28, 2013, and the effective tax rate decreased to 31.3% from 33.7%. The decrease in the effective tax rate reflects a favorable adjustment of 10.8% resulting from the settlement of certain unrecognized tax benefits, offset by the impact to the effective tax rate of $35 million in non-taxable expense recorded in other (expense) income of 3.8% and the unfavorable deferred tax expense from the pending IRS settlements of 5.2%. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
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
Furthermore, FCF adjusts for cash items that are ultimately within management's and the board of directors' discretion to direct and therefore may imply that there is less or more cash that is available than the most comparable GAAP measure. FCF is not intended to represent residual cash flow for discretionary expenditures since debt service requirements and other non-discretionary expenditures are not deducted. This limitation is best addressed by using FCF in combination with the GAAP cash flow numbers.
The tables below reconcile EBITDA to net income and FCF to cash flows from operating activities.
EBITDA

	For the Quarters Ended		For the Nine Months Ended
(in millions)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net income	$82	$113	$222	$325
Interest expense, net	49	31	142	85
Income tax expense	3	49	101	165
Depreciation and intangible asset amortization	258	238	767	697
Amortization of deferred subscriber acquisition costs	33	31	98	91
Amortization of deferred subscriber acquisition revenue	(37)	(34)	(111)	(99)
EBITDA	$388	$428	$1,219	$1,264
EBITDA decreased to $388 million from $428 million for the quarters ended June 27, 2014 and June 28, 2013, respectively, due primarily to an increase in other expense of $36 million which was driven by amounts recorded pursuant to the 2012 Tax Sharing Agreement. For further details, refer to the discussion above under "-Results of Operations- Other (Expense) Income." Additionally, cost to serve expenses were higher in the quarter ended June 27, 2014, including $18 million in costs related to our three-year conversion program to replace 2G radios used in many of our security systems, $9 million in restructuring and other expenses and $2 million in acquisition and integration costs. This was partially offset by higher recurring revenue in the quarter ended June 27, 2014.
EBITDA decreased to $1,219 million from $1,264 million for the nine months ended June 27, 2014 and June 28, 2013, respectively. The decrease was principally due to the impact of increased cost to serve expenses, which included $27 million of costs associated with our three-year conversion program to replace 2G radios used in many of our security systems, $15 million of restructuring and other expenses and $3 million of acquisition and integration costs. Additionally, there was an increase in other expense of $56 million primarily driven by amounts recorded pursuant to the 2012 Tax Sharing Agreement. For further details, refer to the discussion above under "-Results of Operations- Other (Expense) Income." This was partially offset by higher recurring revenue for the nine months ended June 27, 2014.

FCF

	For the Nine Months Ended
(in millions)	June 27, 2014	June 28, 2013
Net cash provided by operating activities	$1,165	$1,273
Dealer generated customer accounts and bulk account purchases	(362)	(428)
Subscriber system assets	(488)	(415)
Capital expenditures	(56)	(47)
FCF	$259	$383
For the nine months ended June 27, 2014, FCF decreased $124 million compared with the nine months ended June 28, 2013. This decrease was primarily due to a $108 million decrease in net cash provided by operating activities, as well as a $73 million increase in cash outlays for subscriber system assets, partially offset by a $66 million decrease in cash paid for dealer generated accounts and bulk account purchases. The decrease in net cash provided by operating activities was driven primarily by a $53 million increase in cash paid for interest and the timing of other operating cash payments.
The $73 million increase in cash paid for subscriber system assets resulted primarily from an increase in the average cost of installed systems, partially driven by an increase in new ADT Pulse customers, higher volume of ADT Pulse upgrades to existing customers and increased promotional activities. The $66 million decrease in cash paid for dealer generated accounts resulted from the lower levels of dealer account production and lower levels of bulk account purchases discussed above under "-Results of Operations-Revenue."
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
Liquidity
At June 27, 2014, we had $250 million in cash and cash equivalents and another $750 million available under our revolving credit facility. Our primary future cash needs are expected to be centered on operating activities, working capital, capital expenditures, strategic investments and dividends. In addition, we may use cash to repurchase shares of our common stock under our $3 billion share repurchase program. We believe our cash position, amounts available under our revolving credit facility and cash provided by operating activities will be adequate to meet our operational and business needs in the next twelve months.
On October 1, 2013, we issued $1.0 billion aggregate principal amount of 6.250% senior unsecured notes due October 2021 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended (the "October 2013 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $987 million, of which $150 million was used to repay the outstanding borrowings under our revolving credit facility as of September 27, 2013. The remaining net proceeds were used primarily for repurchases of outstanding shares of our common stock. Interest is payable on April 15 and October 15 of each year, and commenced on April 15, 2014. We may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
In connection with our October 2013 Debt Offering, we entered into an exchange and registration rights agreement with the initial purchasers of the notes. Under this agreement, we were obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended. Alternatively, we were required to file a shelf registration statement to cover resales of such notes if the exchange offer was not completed within 365 days after closing of the initial notes issuance and the offer to exchange the notes had not been completed within 30 business days of the effective time and date of the registration statement. On April 4, 2014, we commenced an offer to exchange the $1 billion notes issued in October 2013. This exchange offer was completed on May 9, 2014.

On March 19, 2014, we completed a public offering of $500 million of our 4.125% senior unsecured notes due April 2019 (the "March 2014 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $493 million, of which $200 million was used to repay the majority of the outstanding borrowings under our revolving credit facility as of December 27, 2013. The remaining net proceeds will be used primarily for general corporate purposes and for repurchases of outstanding shares of our common stock. Interest is payable on April 15 and October 15 of each year, commencing on October 15, 2014. We may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
There were no outstanding borrowings under the revolving credit facility as of June 27, 2014 compared with $150 million outstanding as of September 27, 2013.
On July 8, 2014, we acquired all of the issued and outstanding capital stock of Reliance Protectron, Inc. ("Protectron"), a leading electronic security services company in Canada, for a Canadian dollar ("CAD") denominated base purchase price of CAD $555 million ($520 million). The transaction was financed with borrowings of $375 million under our revolving credit facility and cash on hand. Subsequent to the transaction, there was a remaining $375 million available under our $750 million revolving credit facility.
As of June 27, 2014, we were in compliance with all financial covenants related to our debt instruments.
Share Repurchases
On November 18, 2013, our board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012. This repurchase program expires November 26, 2015. Pursuant to this approval, we may enter into accelerated share repurchase plans as well as repurchase shares on the open market. During the nine months ended June 27, 2014, we made open market repurchases of 14.0 million shares of our common stock at an average price of $35.72 per share. The total cost of open market repurchases for the nine months ended June 27, 2014 was $500 million, all of which was paid during the period.
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
On March 13, 2014, our board of directors declared a quarterly dividend on our common stock of $0.20 per share. This dividend was paid on May 21, 2014 to stockholders of record on April 30, 2014.
On July 18, 2014, our board of directors declared a quarterly dividend on our common stock of $0.20 per share. This dividend will be paid on August 20, 2014 to stockholders of record on July 30, 2014.
Cash Flows from Operating Activities
For the nine months ended June 27, 2014 and June 28, 2013, we reported net cash provided by operating activities of $1,165 million and $1,273 million, respectively. See discussion of changes in net cash provided by operating activities included in FCF under "-Results of Operations-Non-GAAP Measures."
Cash Flows from Investing Activities

	For the Nine Months Ended
(in millions)	June 27, 2014	June 28, 2013
Net cash used in investing activities	$(913)	$(908)

In order to maintain and grow our customer base and to expand our infrastructure, we typically reinvest the cash provided by our operating activities into our business. These investments are intended to grow our customer base, enhance the overall customer experience, improve productivity of our field workforce and support greater efficiency of our back office systems and our customer care centers. For the nine months ended June 27, 2014 and June 28, 2013, our investing activities consisted of subscriber system asset additions and capital expenditures totaling $544 million and $462 million, respectively. Additionally, during the nine months ended June 27, 2014 and June 28, 2013, we paid $362 million and $428 million, respectively, for customer contracts for electronic security services generated under the ADT dealer program and bulk account purchases. See discussion regarding these activities included in FCF under "-Results of Operations-Non-GAAP Measures" for further details.
Cash Flows from Financing Activities

	For the Nine Months Ended
(in millions)	June 27, 2014	June 28, 2013
Net cash used in financing activities	$(140)	$(324)
For the nine months ended June 27, 2014, the net cash used in financing activities was largely the result of $1.4 billion in repurchases of our common stock under our approved share repurchase program, which were primarily funded with a portion of the net proceeds from our $1 billion October 2013 Debt Offering and cash provided by operations. Additionally, we received $493 million in net proceeds from our March 2014 Debt Offering. Other uses and sources of cash included net repayments of $150 million on our revolving credit facility funded primarily with the remaining proceeds from previously described debt offerings, $97 million in dividend payments on our common stock and $14 million in proceeds received from the exercise of stock options.
For the nine months ended June 28, 2013, the net cash used in financing activities was primarily the result of $1.1 billion in repurchases of our common stock, which were partially funded with the $694 million in net proceeds from our January 2013 debt offering. Additionally, we paid dividends on our common stock of $86 million. We also received $77 million in proceeds from the exercise of stock options and $61 million in funds from Tyco, which related to the allocation of funds between the companies as outlined in the Separation and Distribution Agreement between Tyco and ADT.
Critical Accounting Policies and Estimates
The preparation of the Condensed and Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for revenue recognition, depreciation and amortization methods of security monitoring-related assets, loss contingencies, acquisitions, goodwill and indefinite-lived intangible assets, long-lived assets and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended June 27, 2014, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated and Combined Financial Statements and accompanying notes contained in our 2013 Form 10-K. See Note 1 to the Condensed and Consolidated Financial Statements for information about recent accounting pronouncements.
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
Off-Balance Sheet Arrangements
There were no material off-balance sheet arrangements as of June 27, 2014.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
During the quarter ended December 27, 2013, we entered into interest rate swap transactions to hedge $500 million of our $1 billion October 2013 Debt Offering. During the quarter ended March 28, 2014, we entered into interest rate swap transactions to hedge the entirety of the $500 million March 2014 Debt Offering. The interest rate swap transactions are designated as fair value hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on the fixed-rate notes to floating rates. See "Item 2. -Liquidity and Capital Resources" for more information on our debt offerings and any outstanding debt.
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
Based upon that evaluation and subject to the foregoing, our CEO and CFO have concluded that, as of June 27, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 28, 2014, we and certain of our current and former officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Southern District of Florida. The plaintiff alleges violations of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks monetary damages, including interest, and class action status on behalf of all plaintiffs who purchased our common stock during the period between November 27, 2012 and January 29, 2014, inclusive.  The claims focus primarily on our statements concerning our financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014, our stock repurchase program in 2012 and 2013 and the buyback of stock from Corvex Management LP in November 2013. On June 27, 2014, another plaintiff filed a similar action in the same court. On July 14, 2014, the Court entered an order consolidating the two actions under the caption Henningsen v. The ADT Corporation, Case No. 14-80566-CIV-DIMITROULEAS, and appointing IBEW Local 595 Pension and Money Purchase Pension Plans, Macomb County Employees' Retirement System and KBC Asset Management NV as Lead Plaintiffs in the consolidated action. In addition to ADT, the defendants named in the action are Naren Gursahaney, Kathryn A. Mikells, Michael S. Geltzeiler, Keith A. Meister, and Corvex Management LP. We intend to vigorously defend ourself against the allegations in this action and are currently unable to predict the outcome or if legal damages will apply.
In May and June 2014, four derivative actions were filed against a number of our past and present officers and directors. Like the securities actions described above, the derivative actions focus primarily on our stock repurchase program in 2012 and 2013, the buyback of stock from Corvex Management LP in November 2013 and our statements concerning our financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014. Three of the derivative actions were filed in the United States District Court for the Southern District of Florida. On July 16, 2014, the Court consolidated those three actions under the caption In re The ADT Corporation Derivative Litigation, Lead Case No. 14-80570-CIV-DIMITROULEAS/SNOW. The fourth derivative action, entitled Seidl v. Colligan, Case No. 2014CA007529, was filed in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. On July 14, 2014, the parties agreed to stay that action pending resolution of motions to dismiss that are expected to be filed in the securities actions described above. The Court approved the stay on July 23, 2014. In March 2014, we also received a demand from a shareholder to initiate litigation against our officers and directors in connection with our stock repurchase program in 2012 and 2013 and the buyback of stock from Corvex Management LP in November 2013. Our Board of Directors investigated the matters with the assistance of an outside law firm and, on July 18, 2014, decided to reject the demand.
See Note 8 to the Condensed and Consolidated Financial Statements for a description of income tax matters.
In addition, we are subject to various claims and lawsuits in the ordinary course of our business, including from time to time contractual disputes, employment matters, product and general liability claims, claims that we have infringed the intellectual property rights of others, claims related to alleged security system failures and consumer class actions. We have recorded accruals for losses that we believe are probable to occur and are reasonably estimable. See Note 8 to the Condensed and Consolidated Financial Statements for further information. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.
ADT's significant business risks are described in Part I, Item 1A. in our 2013 Form 10-K. Management does not believe that there have been any material changes in our risk factors from those previously disclosed in our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
3/29/14 - 4/25/14	2,593,514	$30.55	2,593,514	$380,805,210
4/26/14 - 5/30/14	—	$—	—	$380,805,210
5/31/14 - 6/27/14	—	$—	—	$380,805,210
Total	2,593,514	$30.55	2,593,514	$380,805,210

(1)	On November 18, 2013, the Company's board of directors approved a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012.
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

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter and nine months ended June 27, 2014 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed and Consolidated Statements of Operations, (iii) the Condensed and Consolidated Statements of Comprehensive Income, (iv) the Condensed and Consolidated Statement of Stockholders' Equity, (v) the Condensed and Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed and Consolidated Financial Statements

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

Date: July 30, 2014

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

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter and nine months ended June 27, 2014 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed and Consolidated Statements of Operations, (iii) the Condensed and Consolidated Statements of Comprehensive Income, (iv) the Condensed and Consolidated Statement of Stockholders' Equity, (v) the Condensed and Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed and Consolidated Financial Statements

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