Form 10-K
period 2014-09-26
ADT Corp
filed 2014-11-12
CIK 1546640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 26, 2014
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number: 001-35502

 The ADT Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4517261
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
1501 Yamato Road
Boca Raton, Florida 33431
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common equity held by non-affiliates of the registrant as of March 28, 2014 was approximately $5,238,565,262 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the registrant).

The number of outstanding shares of the registrant’s common stock, $0.01 par value, was 174,527,463 as of November 5, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the registrant’s fiscal year covered by this Form 10-K in connection with the registrant’s 2015 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business.
Overview
The ADT Corporation (hereinafter referred to as "we", the "Company" or "ADT") is a leading provider of monitored security, interactive home and business automation and related monitoring services in the United States and Canada. ADT has one of the most trusted and well-known brands in the monitored security industry today. We currently serve approximately 6.7 million residential and small business customers, making us the largest company of our kind in both the United States and Canada. We deliver an integrated customer experience by maintaining the industry's largest sales, installation and service field force as well as a robust monitoring network, all backed by the support of approximately 17,500 employees. Our broad and pioneering set of products and services, including interactive home and business solutions and home health services, meet a range of customer needs for today's active and increasingly mobile lifestyles. We believe we are well positioned to continue to lead the large and growing residential and expanded business security market, and that our demonstrated expertise and established footprint will help us to become a leader in the evolving market for home automation, home health monitoring, lifestyle and business productivity solutions.
We originated in 1874 as the American District Telegraph Company, a consortium of 57 telegraph operators. During the early part of the 20th century, we began offering fire and burglar alarm solutions. Over the years, we engaged in a variety of communications related activities and by 1987 had become one of the leading electronic security services providers. In 1997, we were acquired by Tyco International Ltd. ("Tyco" or "Parent"). In 2010, we acquired our largest competitor, Broadview Security. The Company was incorporated in Delaware in 2012 as a wholly-owned subsidiary of Tyco.
On September 19, 2011, Tyco announced that its board of directors had approved a plan to separate Tyco into three separate, publicly traded companies, identifying the ADT North American Residential Security Business of Tyco as one of those three companies. In conjunction with this plan, prior to September 28, 2012, Tyco transferred the equity interests of the entities that held all of the assets and liabilities of its residential and small business security business in the United States and Canada to ADT. Effective on September 28, 2012 (the "Distribution Date"), Tyco distributed all of its shares of ADT to Tyco’s stockholders of record as of the close of business on September 17, 2012 (the "Separation"). On the Distribution Date, each of the stockholders of Tyco received one share of ADT common stock for every two shares of common stock of Tyco held on September 17, 2012.
We conduct business through our operating entities and report financial and operating information in one operating segment. For the year ended September 26, 2014, our revenue was $3.4 billion and our operating income was $659 million, and as of September 26, 2014, our total assets were $10.5 billion. Information about revenues and long-lived assets by geographic area is presented in Note 12 to the Consolidated and Combined Financial Statements. Unless otherwise indicated, references in this Annual Report on Form 10-K to 2014, 2013 and 2012 are to our fiscal years ended September 26, 2014, September 27, 2013 and September 28, 2012, respectively.
In order to optimize the financial performance of our business, we focus on several key business drivers, including customer additions, costs to add a new customer, average revenue per customer, costs incurred to provide services to customers and customer tenure. We believe we have a proven track record of successfully balancing these key business drivers to optimize our returns. We use a structured customer acquisition process designed to generate new customers with attractive characteristics including, high adoption of automatic payment methods and strong credit scores, and interactive service contracts, which we believe results in long average customer tenure. We have made customer retention a top priority, and have partnered with J.D. Power and Associates, a global market research company, to collect and analyze feedback from new and existing customers, enabling us to focus our efforts on the aspects of customer experience that most strongly correlate to customer satisfaction and tenure.
The majority of the monitoring and home/business automation services and a large portion of the maintenance services we provide to our customers are governed by multi-year contracts with automatic renewal provisions. This provides us with significant recurring revenue, which for the year ended September 26, 2014, was approximately 92% of our revenue. We believe that the recurring nature of the majority of our revenue, combined with our large customer base and increasing average revenue per customer enables us to invest continuously in growing and optimizing our business. This includes investments in technologies to further enhance the attractiveness of our solutions to current and potential customers, to continue development and training to enable our direct sales, installation, customer service and field service personnel to more effectively deliver exceptional service to our customers, to expand our dealer and partner network and to make continued enhancements to operations efficiency.

Our business plan contemplates the achievement of sustained, profitable growth in the markets we serve today, as well as in adjacent markets, by executing against strategies that leverage our key assets and core competencies. Where appropriate, we plan to supplement our organic growth efforts with complementary acquisitions, leveraging our experience in effectively integrating acquired businesses.
We will continue to manage our business by optimizing the key business drivers noted above to maximize the value from and to our residential customers. We also believe there is significant opportunity to increase our share of monitored security and premises automation for an expanded business market, including small and mid-sized businesses. Therefore, we plan to grow our share of business customers by continuing to expand our business field sales force, supplemented with dedicated commercial sales professionals, and strengthen our business marketing support. We believe these actions will contribute to building a larger, more robust partner network and to assist in marketing additional value-added services, including ADT Pulse®, our remote monitoring and home/business automation system.
Additionally, we believe monitored security and home/business automation services remain underpenetrated in North America. The number of U.S. households with monitored security systems continues to be significantly lower than those with other home services such as video and Internet. We plan to increase penetration of security and automation services through the development of new solutions and enhanced offerings and marketing that attract new customers to enter the market. In addition, through our efficient operating model and potentially lower technology costs over time, we believe we can significantly reduce the cost of basic installation and services, opening up the potential for a much larger portion of households and businesses to purchase monitored security and home automation services.
Brands and Services
Our key brands are ADT® and ADT Pulse®. We believe our brands are among the most respected, trusted and well-known brands in the monitored security industry. The strength of our brands is built upon our long-standing record of providing quality, reliable monitored security services. Due to the importance that customers place on reputation and trust when purchasing home and business security and automation services, we believe the strength of our brands is a key contributor to our success.
Our monitored security and home/business automation offerings involve the installation and monitoring of residential and business security and premises automation systems designed to detect intrusion, control access and react to movement, smoke, carbon monoxide, flooding, temperature and other environmental conditions and hazards, as well as to address personal emergencies, such as injuries, medical emergencies or incapacitation. We believe the breadth of our solutions allows us to meet a wide variety of customer needs. Our monitored security systems connect, upon the occurrence of a triggering event, to one of our state-of-the-art monitoring centers. Depending upon the type of service contract and the response specified by the customer, our monitoring center personnel respond to alarms by relaying appropriate information to local fire or police departments and notifying the customer or others on the customer's emergency contact list. Additional action may be taken by call center associates as needed, depending on the specific situation and recorded customer preferences.
Through the introduction of ADT Pulse® in 2010, we pioneered interactive technologies that allow our customers to remotely monitor and manage their home and business environments by adding automation capabilities to our monitored security systems. This is done in a way that maintains the separate network integrity and redundancy of a customer's life safety and security signals. Depending on the service plan that customers purchase and the type and level of product installation, they can remotely access information regarding the security of their home or business, arm and disarm their security system, adjust lighting or thermostat levels or view real-time video from cameras covering different areas of their premises, all via secure access from web-enabled devices (such as smart phones, laptops and tablet computers) and a customized web portal. ADT Pulse® also allows customers to create customized schedules and automation for managing lights, thermostats and appliances, and can be programmed to perform certain functions, such as recording and viewing live video and sending text messages, based on triggering events. Additionally, in 2014 we introduced the industry's first voice authentication and control application for ADT Pulse®, which we believe improves the user experience and engagement for our customers.
Many of our customers are driven to purchase monitored security as a result of a perceived or actual increase in crime or other life safety concerns in their neighborhood, such as a break-in or fire nearby. Other triggers that drive the purchase of monitored security systems include moving to a new home, getting a new job, becoming a pet owner, getting married or divorced, having a baby and traveling. These life events tend to heighten interest in solutions which can enhance safety and security and provide customers with greater peace of mind. We believe many of our customers purchase security systems and monitoring services as a result of encouragement by their insurance carriers, who offer lower insurance premium rates if a security system is installed or may require that a system be installed as a condition of coverage.

The majority of our customers use traditional land-line telephone service as the primary communication method for alarm signals from their sites. However, as the use of land-line telephone service has decreased, the ability to provide alternative communication methods from a customer's control panel to our central monitoring centers has become increasingly important. We currently offer, and recommend, a variety of alternate and back-up alarm transmission methods including cellular and broadband Internet. See Risk Factors "Shifts in our customers' choice of, or telecommunications providers' support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures."
In our health business, we provide monitoring center supported personal emergency response system ("PERS") products and services which leverage our safety monitoring infrastructure to provide customers with solutions that help sustain independent living, encourage better self-care activities and improve communication of critical health information. Our core PERS offering consists of a console unit and a wireless transmitter generally worn as a necklace or wristband by the customer. In the event of an emergency, the transmitter allows the customer to summon assistance via a two-way voice system that connects to our emergency response center that is staffed with dedicated PERS monitoring specialists. The monitoring team relays information to the appropriate local emergency responders, including Emergency Medical Services (EMS), police and fire departments as well as family members. We offer PERS units for customers with and without traditional telephone service. The majority of PERS units are shipped directly to the customer for easy set-up, however, if required trained field support is available upon request.
 In addition to monitoring services, we provide customer service for routine maintenance and the installation of upgraded or additional equipment. Approximately 75% of our customer base is enrolled in a service plan which provides additional value to the customer and generates incremental recurring monthly revenue for ADT. Purchasers of our monitored security and home/business automation systems typically contract for ongoing system monitoring and maintenance at the time of initial equipment installation.
Most of the monitoring services and a large portion of the maintenance services that we provide to our customers are governed by multi-year contracts with automatic renewal provisions that provide us with recurring monthly revenue. Under our typical service agreement, the customer pays an upfront fee and is then obligated to make monthly payments for the remainder of the initial contract term. The standard agreement term is three years (two years in California), with automatic renewals for successive 30-day periods unless canceled by either party. If a customer cancels or is otherwise in default under the contract prior to the end of the initial contract term, we have the right under the contract to receive a termination charge from the customer in an amount equal to a percentage of all remaining monthly payments. Monitoring services are generally billed monthly or quarterly in advance. More than half of our customers pay us through automated payment methods, with a significantly higher percentage of new customers opting for these payment methods. We periodically adjust the standard monthly monitoring rate charged to new and existing customers.
Customers and Marketing
We serve approximately 6.7 million residential and small business customers throughout the United States and Canada. Our residential customers are typically owners of single-family homes, while our small business customers include, among others, retail businesses, food and beverage service providers, medical offices and clinics, mechanical and auto-body shops, professional service providers and small-scale commercial facilities. We manage our existing customer base to maximize customer lifetime value, which includes continually evaluating our product offerings, pricing and service strategies, managing our costs to provide service to customers, upgrading existing customers to ADT Pulse® and achieving long customer tenure. Our ability to increase average revenue per customer is derived from, and largely dependent on, our continued introduction of additional features and services that increase the value of our offerings to customers. Additionally, on September 29, 2014 the non-competition and non-solicitation provisions associated with the Separation expired and, as a result, we are no longer prohibited from competing in the commercial security market and therefore intend to expand into the mid-sized commercial market.
To support the growth of our customer base and to improve awareness of our brands, we market our monitored security and home/business automation systems and services through national television advertisements, Internet advertising, including national search engine marketing, email, online video, local search, direct mail and social media. We continually work to optimize our marketing spend through a lead modeling process whereby we flex and shift our spending based on lead flow and measured marketing channel effectiveness. We utilize a variety of third-party referral providers who generate leads and sales referrals for both our direct sales team and our authorized dealers. Our partner lead generation methods include agreements with affinity organizations such as United Services Automobile Association (USAA), AARP and third-party referral companies.
We are constantly trialing new customer lead methods and channels in an effort to increase our customer base and drive greater penetration within homes and businesses without sacrificing customer quality. We continually explore opportunities to provide ADT-branded solutions through additional third parties, including telecommunications companies, broadband and cable companies, retailers, public and private utilities and software service providers.

Sales and Distribution Channels
We utilize a network of complementary distribution channels that includes a mix of direct and indirect. In fiscal year 2014, we generated approximately 60% of our new customers through our internal sales force, including our phone and field teams, supported by our direct response marketing efforts. We generated our remaining new customers in fiscal year 2014 through our authorized dealer program, acquisitions and, to a small extent, through agreements with leading homebuilders and related partners. As opportunities arise, we may also engage in selective bulk account purchases, which typically involve the purchase of a set of customer accounts from other security service providers, sometimes including competitors.
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
Our field sales force of approximately 3,800 sales consultants generates sales from residential and business customers through company generated leads and leads generated by our field sales force as well as customer referrals and other lead "self-generation" methods. Our field sales consultants undergo an in-depth screening process prior to hire. Each sales consultant completes comprehensive centralized training prior to conducting customer sales presentations and participates in ongoing training in support of new offerings and the use of our structured model sales call. We utilize a highly structured sales approach, which includes, in addition to the structured model sales call, daily monitoring of sales activity and effectiveness metrics and regular coaching by our sales management teams.
Our extensive dealer network, which consists of approximately 415 authorized dealers, including one authorized premier provider, operating across the United States and Canada, extends our reach by aligning us with select independent security sales and installation companies. These authorized dealers generally agree to exclusivity with us for security related services. We train and monitor each dealer to help ensure the dealer's financial stability, use of sound and ethical business practices and delivery of reliable and consistent high-quality sales and installation methods. Authorized dealers are required to adhere to the same high quality standards for sales and installation as company-owned field offices. We provide dealers with a full range of services designed to assist them in all aspects of their business.
Typically, our authorized dealers are contractually obligated to offer exclusively to us all qualified security services accounts they generate, but we are not obligated to accept these accounts. We pay our authorized dealers for the services they provide in generating qualified monitored accounts. In those instances when we reject an account, we generally still provide monitoring services for that account by means of a monitoring services agreement with the authorized dealer. Like our direct sales contracts, dealer generated customer contracts typically have an initial term of three years (two years in California) with automatic renewals for successive 30-day periods unless canceled by either party. If an accepted security services account is canceled during the charge-back period, generally thirteen months, the dealer is required to provide an account with equivalent economic characteristics or to refund our payment for their services for generating the account.
Additions to our customer base typically require an upfront investment, consisting primarily of direct materials and labor to install the security and home/business automation systems, direct and indirect sales costs, marketing costs and administrative costs related to installation activities. The economics of our installation business varies slightly depending on the customer acquisition channel. We operate our business with the goal of retaining customers for long periods of time in order to recoup our initial investment in new customers, generally achieving cash flow break-even in approximately three years.
Field Operations
We serve our customer base from approximately 200 sales and service offices located throughout the United States and Canada. From these locations our staff of approximately 4,400 installation and service technicians provides monitored security and home/business automation system installations and field service and repair. We staff our field offices to efficiently and effectively make sales calls, install systems and provide service support based on customer needs and our evaluation of growth opportunities in each market and utilize third party subcontract labor when appropriate. We maintain the relevant and necessary licenses related to the provision of installation and security and related services in the jurisdictions in which we operate.

 Monitoring Facilities and Support Services
We operate ten redundant monitoring facilities located across the United States and Canada. We employ approximately 4,100 monitoring center customer care professionals, who are required to complete extensive initial training and receive ongoing training and coaching. Most of our monitoring facilities are listed by Underwriters Laboratories, Inc. ("U.L.") as protective signaling services stations. To obtain and maintain a U.L. listing, a security system monitoring center must be located in a building meeting U.L.'s structural requirements, have back-up computer and power systems and meet U.L. specifications for staffing and standard operating procedures. Many jurisdictions have laws requiring that security systems for certain buildings be monitored by U.L. listed facilities. In addition, a U.L. listing is required by insurers of certain customers as a condition of insurance coverage. In the event of an emergency at one of our monitoring facilities (e.g., fire, tornado, major interruption in telephone or computer service or any other event affecting the functionality of the facility), all monitoring operations can be automatically transferred to another monitoring facility. All of our monitoring facilities operate 24 hours a day on a year-round basis.
Customer Care
We maintain a service culture aimed at "Creating Customers for Life" because developing customer loyalty and continually increasing customer tenure is an important value driver for our business. To maintain our high standard of customer service, we provide ongoing high quality training to call center and field employees and to dealer personnel. We also continually measure and monitor key operating and financial metrics, including customer satisfaction oriented metrics across each customer touch point.
Customer care specialists answer non-emergency inquiries regarding service, billing, alarm testing and support. Our monitoring centers provide customers with telephone and Internet coverage 24 hours a day on a year-round basis. To ensure that technical service requests are handled promptly and professionally, all requests are routed through our customer contact centers. Customer care specialists help customers resolve minor service and operating issues related to monitored security and home/business automation systems and in many cases are able to remotely resolve customer concerns. We continue to implement new customer self-service tools via interactive voice response systems and the Internet, which will provide customers additional choices in managing their services.
Suppliers
We purchase equipment and components of our products from a limited number of suppliers and distributors. Inventory is held in our regional distribution center at levels we believe sufficient to meet current and anticipated customer needs. We also maintain inventory of equipment and components at each field office and in technicians' vehicles. Generally our third-party distributors maintain safety stock of certain key items to cover any minor supply chain disruptions. We also utilize dual sourcing methods to minimize the risk of a disruption from a single supplier. We do not anticipate any major interruptions in our supply chain.
Industry and Competition
We believe that technology trends are creating significant change in our industry. Innovation has lowered the barriers to entry in home automation, and new business models and competitors have emerged. We believe that a combination of increasing customer interest in lifestyle and business productivity and technology advancements will support the increasing penetration of interactive services and home/business automation. We are focused on extending our leadership position in the monitored security industry while also growing our share of the fast-growing home/business automation industry. The security systems market in the United States and Canada remains highly competitive and fragmented, with a number of major firms and thousands of smaller regional and local companies. The high fragmentation of the industry is primarily the result of relatively low barriers to entering the business in local geographies and the availability of wholesale monitoring (whereby smaller companies outsource their monitoring to operations that provide monitoring services but do not maintain the customer relationship). We believe that our principal competitors within the security systems market are Protection One, Inc., Monitronics International, Inc., Vivint, Inc., Comcast Corporation and AT&T, Inc.
Success in acquiring new customers in the residential and business security and home/business automation markets is dependent on a variety of factors, including company brand and reputation, market visibility, service and product capabilities, quality, price and the ability to identify and sell to prospective customers. Competition is often based primarily on price in relation to value of the solutions and service. Rather than compete purely on price, we emphasize the quality of our monitored security and home/business automation services, the reputation of our industry leading brands and our knowledge of customer needs, which together allow us to deliver an outstanding customer experience. In addition, we are increasingly offering added features and functionality, such as those in our ADT Pulse® interactive services offering, which provide new services and capabilities that serve to further differentiate our offering and support a pricing premium.

We believe our robust field sales force, including our nationwide team of in-home sales consultants, our solid reputation for and expertise in providing reliable security and monitoring services through our in-house network of fully redundant monitoring centers, our reliable product solutions and our highly skilled installation and service organization position us well to compete with traditional and new competitors.
Seasonality
Our business experiences a certain level of seasonality. Because more household moves take place during the second and third calendar quarters of each year, our disconnect rate is typically higher in those quarters than in the first and fourth calendar quarters. There is also a slight seasonal effect on our new customer installation volume and related cash expenses incurred in investment in new subscribers; however, other factors, such as the level of marketing expense and relevant promotional offers, can mitigate any seasonality effects. In addition, due to weather related incidences, we may see increased servicing costs related to higher alarm signals and customer service requests as a result of customer power outages and related issues.
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
We own a portfolio of patents that relate to a variety of security and home/business automation technologies utilized in our business, including security panels and sensors and video and information management solutions. We also own a portfolio of trademarks, including ADT®, ADT Pulse®, ADT Always There®, Companion Service® and Creating Customers for Life®, and are a licensee of various patents and trademarks, including from our third-party suppliers and technology partners. Due to the importance that customers place on reputation and trust when making a decision on a security provider, our brand is critical to our business. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks.
Government Regulation and Other Regulatory Matters
Our operations are subject to numerous federal, state, provincial and local laws and regulations in the United States and Canada in areas such as consumer protection, occupational licensing, environmental protection, labor and employment, tax, licensing and other laws and regulations. Most states and provinces in which we operate have licensing laws directed specifically toward the monitored security industry. In certain jurisdictions, we must obtain licenses or permits in order to comply with standards governing employee selection, training and business conduct.
We also currently rely extensively upon the use of both wireline and wireless telecommunications to communicate signals, and wireline and wireless telephone companies in the United States are regulated by federal, state and local governments. The U.S. Federal Communications Commission ("FCC") and state public utilities commissions regulate the operation and use of wireless telephone and radio frequencies. Although the use of wireline phone service has been decreasing, we believe we are well positioned to respond to these trends with alternate transmission methods that we already employ, including cellular and broadband Internet technologies. Our advertising and sales practices are regulated by the U.S. Federal Trade Commission ("FTC") and state consumer protection laws. In addition, we are subject to certain administrative requirements and laws of the jurisdictions in which we operate. These laws and regulations may include restrictions on the manner in which we promote the sale of our security services and require us to provide most purchasers of our services with three-day or longer rescission rights.
Some local government authorities have adopted or are considering various measures aimed at reducing false alarms. Such measures include requiring permits for individual alarm systems, revoking such permits following a specified number of false alarms, imposing fines on customers or alarm monitoring companies for false alarms, limiting the number of times police will respond to alarms at a particular location after a specified number of false alarms, requiring additional verification of an alarm signal before the police respond or providing no response to residential system alarms. See risk factors "We could be assessed penalties for false alarms" and "Police departments could refuse to respond to calls from monitored security service companies."

The monitored security industry is also subject to requirements, codes and standards imposed by various insurance, approval and listing and standards organizations. Depending upon the type of customer, security service provided and requirements of the applicable local governmental jurisdiction, adherence to the requirements, codes and standards of such organizations is mandatory in some instances and voluntary in others.
Changes in laws and regulations can affect our operations, both positively and negatively, and impact the manner in which we conduct our business.
Employees
As of September 26, 2014, we employed approximately 17,500 people. Approximately 12% of our employees are covered by collective bargaining agreements. We believe that our relations with our employees and labor unions have generally been good.
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
We maintain a web site at www.adt.com. We make available free of charge on or through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee, as well as our Board Governance Principles and Code of Conduct, on our web site under the heading "Corporate Governance."
Executive Officers of the Registrant
The following information is provided regarding the executive officers of ADT. Information with respect to our directors is incorporated by reference to information included in the Proxy Statement for our 2015 Annual Meeting of Stockholders.
David Bleisch - 55
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
Don Boerema - 57
Mr. Boerema is the Company’s Senior Vice President and Chief Corporate Development Officer. He leads the Health Business and is responsible for driving growth and enhancing customer experience for ADT’s health services. He also directs ADT’s corporate strategy and market and business development. Prior to the separation from Tyco in September 2012, Mr. Boerema served as Chief Marketing Officer for Tyco’s ADT North American Residential and Commercial business segments, overseeing all strategic marketing and communications and leading all advertising and online interactive marketing initiatives across ADT North America. Prior to joining ADT in November 2007, he served as President and Chief Operating Officer for FDN Communications, a privately held telecommunications company, where he was responsible for all aspects of sales, marketing, network operations engineering and customer care. Mr. Boerema also served as Senior Vice President of Business Solutions for AT&T Wireless and led sales and marketing for a division of McCaw Cellular Communications. Before joining McCaw, he held management positions with PepsiCo, Inc. and began his career at The Procter & Gamble Company. Mr. Boerema holds a Bachelor of Science in Marketing and Finance and a Master of Business Administration from Eastern Illinois University.

Jerri DeVard - 56
Ms. DeVard was appointed the Company's Senior Vice President and Chief Marketing Officer in March 2014. She is responsible for all strategic, operational and financial aspects of the Company’s integrated marketing programs including brand advertising, digital marketing, communications, lead generation, sponsorships, media, and other initiatives. Prior to joining ADT in March 2014, Ms. DeVard served as Nokia’s first chief marketing officer. As a member of Nokia’s executive committee, she oversaw all global and local marketing, advertising, brand management, insights, retail, partnership, and sponsorship activities for consumer and small business. Before joining Nokia she held various marketing leadership positions in Fortune 100 organizations including senior vice president, marketing and brand management for Verizon Communications and chief marketing officer, e-consumer for Citigroup. Ms. DeVard is a Director of Belk Stores and holds a Master of Business Administration in Marketing from Atlanta University Graduate School of Business and a Bachelor of Arts in Economics from Spelman College.
Mark Edoff - 56
Mr. Edoff is the Company’s Senior Vice President of Business Operations Optimization. He is responsible for increasing efficiency and driving overall business process improvements in the Company. Prior to the separation from Tyco in September 2012, Mr. Edoff served as Vice President and Chief Financial Officer of Tyco Security Solutions from October 2010 until the restructuring of the segment in fiscal year 2012. He joined Tyco in 2003 as Vice President and Corporate Controller for the former Tyco Fire & Security business. In 2004, Mr. Edoff assumed the role of Chief Financial Officer for ADT North America, which included responsibility for the combined residential and commercial security business. Previously, he served as the Director of Finance and Principal Accounting Officer for The Gillette Company. Before joining Gillette, he had a 15-year career with KPMG, where he was a Partner in the Assurance practice. Mr. Edoff holds a Bachelor of Science in Business Administration from Northeastern University and is a Certified Public Accountant.
Alan Ferber - 47
Mr. Ferber was appointed the Company’s President of the Residential Business in October 2013. He is responsible for driving growth in the residential market through marketing, sales and exceptional customer service. He joined ADT in April 2013 as Senior Vice President and Chief Customer Officer, responsible for developing strategies and executing programs designed to create and sustain a superior experience for ADT customers. Previously, Mr. Ferber served as Chief Strategy and Brand Officer at U.S. Cellular. During his 11-year career with U.S. Cellular, he held various senior leadership roles in sales, marketing and operations, including Executive Vice President of Operations, Chief Marketing Officer and Vice President of Marketing and Sales Operations. He joined U.S. Cellular from Traq Wireless, a start-up management software and service provider he co-founded and built into a 100-employee, venture capital-backed company. Earlier in his career, Mr. Ferber held positions with Ameritech Corporation and First Chicago Corporation (now part of JPMorgan Chase & Co.). He holds a Bachelor of Arts from the University of Michigan and a Master of Business Administration from Northwestern University's Kellogg School of Management.
Michael Geltzeiler - 56
Mr. Geltzeiler was appointed the Company’s Senior Vice President and Chief Financial Officer in November 2013. He is responsible for all aspects of finance, treasury and investor relations and ADT’s financial strategy to help grow its business operations and create stockholder value. Before joining ADT, Mr. Geltzeiler served as Chief Financial Officer and Group Executive Vice President at NYSE Euronext from 2008 to November 2013. From 2001 to 2008, he was an executive at the Reader's Digest Association, as Chief Financial Officer for six years, then as President of School and Educational Services. Previously, he served in financial leadership roles at ACNielsen Corporation, including Chief Financial Officer of Marketing Services and Corporate Controller and Chief Financial Officer, EMEA Region; and in a variety of senior finance positions both in the U.S. and abroad for Dun & Bradstreet. Mr. Geltzeiler holds a Bachelor of Science in Accounting from the University of Delaware, a Master of Business Administration in Finance from New York University's Stern School of Business, and a CPA certification in the State of New York.

Naren Gursahaney - 52
Mr. Gursahaney is the Company’s President and Chief Executive Officer. He also serves as a member of the Company’s Board of Directors. Prior to the separation from Tyco in September 2012, Mr. Gursahaney served as President of Tyco's ADT North American Residential business segment. Prior to the restructuring of the segment in fiscal year 2012, he was the President of Tyco Security Solutions, the world's largest electronic security provider to residential, commercial, industrial and governmental customers and the largest operating segment of Tyco. Mr. Gursahaney joined Tyco in 2003 as Senior Vice President of Operational Excellence. He then served as President of Tyco Engineered Products and Services and President of Tyco Flow Control. Prior to joining Tyco, Mr. Gursahaney was President and Chief Executive Officer of GE Medical Systems Asia, where he was responsible for the company's $1.6 billion sales and services business in the Asia-Pacific region. During his 10-year career with GE, Mr. Gursahaney held senior leadership roles in services, marketing and information management. His career also includes positions with Booz Allen & Hamilton and Westinghouse Electric Corporation. Mr. Gursahaney holds a Bachelor of Science in Mechanical Engineering from The Pennsylvania State University and a Master of Business Administration from the University of Virginia. Mr. Gursahaney is on the board of directors of NextEra Energy, Inc., where he serves on the Audit Committee.
Kathleen McLean - 54
Ms. McLean was appointed the Company’s Senior Vice President and Chief Information Officer in May 2013. She is responsible for developing and executing ADT’s information technology strategy in support of its product development and business operations. Ms. McLean also serves as Chief Customer Officer of the Company and is responsible for defining and delivering a superior customer experience for monitoring and response, ordering, provisioning, billing and service. Ms. McLean has more than 30 years of business and strategic technology leadership experience, including service with world-leading consulting and telecommunications corporations. Before joining ADT, she served as Executive Vice President, Chief Revenue Officer and Chief Information Officer at FairPoint Communications, Inc. where, as a member of the executive committee, she was responsible for systems stability, operational excellence and revenue growth. Prior to FairPoint Communications, Inc., she spent nearly 12 years in several leadership positions at Verizon Communications, Inc., implementing people, process and systems strategies to improve operating performance and customer service across all sectors of the company. Earlier in her career, Ms. McLean worked for American Management Systems, Inc. (now part of CGI Group, Inc.) in leadership positions culminating as Vice President in the Telecom Industry Group. She holds a Bachelor of Science in International Economics from Georgetown University and did graduate work in information systems management at George Washington University.
Laura Miller - 49
Ms. Miller was appointed the Company's Senior Vice President and Chief Human Resources Officer in May 2014. She oversees all strategic human resources operations including human resources business partners, shared services, compensation and benefits, talent acquisition and management, and labor and employee relations. She also develops and directs ADT's change management strategy and implementation, including merger and acquisition activities. Prior to joining ADT, Ms. Miller served in various senior leadership roles within the Coca-Cola Company in Atlanta, most recently as Chief Human Resources Officer for Coca-Cola Refreshments. As a member of Coca-Cola's executive leadership team, she oversaw all areas of human resources, including HR business partners, shared services, and centers of expertise to include compensation and benefits, talent acquisition, talent management, labor and employee relations, and diversity and inclusion.  Prior to Coca-Cola, Ms. Miller held various human resources leadership positions for Raytheon Company, a leading defense contractor and industrial corporation based in Waltham, MA. Ms. Miller holds a Bachelor of Science in Industrial and Labor Relations from Cornell University.
Luis Orbegoso - 44
Mr. Orbegoso was appointed the Company’s President of Business in September 2014. He is responsible for developing and executing ADT’s strategy to grow its share of security and automation customers in the small and mid-sized business market. He joined ADT in May 2013 as Senior Vice President of Small Business, and in October 2013 he was appointed as President of Small Business. Previously Mr. Orbegoso served as President of the Global Fire Detection and Alarm segment for United Technologies Corporation ("UTC") Climate, Controls and Security. He previously served as President of Lenel Systems International, a division of UTC's Fire and Security segment. Prior to joining UTC in 2008, Mr. Orbegoso spent 13 years with General Electric in a variety of sales, marketing and general management roles, culminating as Chief Marketing Officer of GE Equipment Services. He holds a Bachelor of Science in Mechanical Engineering from the University of Cincinnati and a Master of Business Administration from Northwestern University's Kellogg School of Management.

Arthur Orduña - 49
Mr. Orduña is the Company's Senior Vice President and Chief Innovation Officer, leading the Company's vision for innovation and product development. He is responsible for building the strategic roadmap for new and existing solutions, defining product architecture and positioning ADT as a partner of choice for key technology companies. Prior to joining ADT in October 2012, he worked for Canoe Ventures, LLC, a joint venture founded by the top six U.S. cable companies, first serving as Chief Technology Officer then Chief Product Officer. He was responsible for building a national data and interactive services platform, developing product and technology strategies, and launching new applications and services with key partners including Comcast Cable, NBC-Universal, Time Warner Cable and Cox Communications. Prior to joining Canoe Ventures, Mr. Orduña was Senior Vice President of Policy & Product for Advance/Newhouse - Bright House Networks. Earlier in his career, he served as Vice President of Product & Marketing for Canal+ Technology U.S./Vivendi-Universal, and also Vice President of Product & Marketing for Integrated Systems Inc./Diab-SDS before its acquisition by Wind River Systems/Intel. He holds a Bachelor of Arts from Cornell University.
Item 1A. Risk Factors.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and our Company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risks described below and in our subsequent periodic filings with the SEC. The following risk factors should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated and combined financial statements and related notes in this report.
Risks Relating to Our Business
We sell our products and services in highly competitive markets, including the home automation market, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products and services. We may not be able to continue to develop and execute a competitive yet profitable pricing structure.
The monitored security industry is highly fragmented and subject to significant competition and pricing pressures. We experience significant competitive pricing pressures on installation, monitoring and service fees. Several significant competitors offer installation fees that match or are lower than ours. Other competitors charge significantly more for installation but, in many cases, less for monitoring. In addition, cable and telecommunications companies are expanding into the monitored security industry and are bundling their existing offerings with monitored security services. In some instances, it appears that the monitored security services component of such bundled offerings is significantly underpriced and, in effect, subsidized by the rates charged for the other services offered by these companies. These pricing alternatives may influence customers’ desire to subscribe to our services at rates and fees we consider appropriate. In many cases, we face competition for direct sales from our authorized dealers, who may offer installation for considerably less than we do in particular markets. We believe that the monitoring and service fees we offer are generally competitive with rates offered by other security service providers. We face competition from other providers such as cable and telecommunications companies that may have greater capital and resources than us, and may benefit from superior advertising, marketing and promotional resources which could have a material adverse effect on our ability to drive awareness and demand for our products and services. We also face potential competition from improvements in Do-It-Yourself (DIY) or self-monitoring systems which enable customers to monitor and control their environments without third-party involvement through the Internet, text messages, emails or similar communications, but with the disadvantage that alarm events may go unnoticed. It is possible that one or more of our competitors could develop a significant technological advantage over us that allows them to provide additional service or better quality service or to lower their price, which could put us at a competitive disadvantage. Continued pricing pressure or improvements in technology and shifts in customer preferences towards self-monitoring or DIY could adversely impact our customer base and/or pricing structure and have a material adverse effect on our business, financial condition, results of operations and cash flows.
We resist competing on price alone because we believe we have competitive advantage such as brand name recognition and a reputation for a high level of service and security. However, with cable and telecommunications companies actively targeting the home automation market and expanding into the monitored security space, and with large technology companies expanding into the connected home market through the development of their own solutions or the acquisition of other companies with home automation solution offerings, this increased competition could result in pricing pressure, a shift in customer preferences towards the services of these companies and reduce our market share. Continued pricing pressure from these competitors or failure to achieve pricing based on the competitive advantages previously identified above could prevent us from maintaining competitive price points for our products and services resulting in lost customers or in our inability to attract new customers and have an adverse effect on our business, financial condition, results of operations and cash flows.

Our future growth is dependent upon our ability to successfully compete with new and existing competitors by developing or acquiring new technologies that achieve market acceptance with acceptable margins.
Our business operates in markets that are characterized by rapidly changing technologies, evolving industry standards and potential new entrants. For example, a number of cable and other telecommunications companies and large technology companies with home automation solutions are offering interactive security services that are competitive with our products and services. If these services gain market acceptance and traction, our ability to grow our business, in particular our ADT Pulse® offering, could be materially and adversely affected. Accordingly, our future success depends in part on our ability to accomplish the following: identify emerging technological trends in our target end-markets; develop, acquire and maintain competitive products and services; enhance our products and services by adding innovative features that differentiate us from our competitors; and develop or acquire and bring products and services to market quickly and cost-effectively. Our ability to develop or acquire new products and services that are technologically innovative requires the investment of significant resources and can affect our competitive position. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new commercially successful technologies, products or services on a timely basis. Moreover, as we introduce new products and services, we may be unable to detect and correct defects in the product or in its installation, which could result in loss of sales or delays in market acceptance. New or enhanced products and services may not satisfy consumer preferences and potential product failures may cause consumers to reject our products. As a result, these products and services may not achieve market acceptance and our brand image could suffer. In addition, our competitors may introduce superior designs or business strategies, impairing our brand, our ability to charge a monthly service fee for our products or services and the desirability of our products and services, which may cause consumers to defer or forego purchases of our products and services. In addition, the markets for our products and services may not develop or grow as we anticipate. The failure of our technology, products or services to gain market acceptance, the potential for product defects or the obsolescence of our products and services could significantly reduce our revenue, increase our operating costs or otherwise adversely affect our business, financial condition, results of operations or cash flows.
In addition to developing and acquiring new technologies and introducing new offerings, we may need, from time to time, to phase out outdated and unsuitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits.
Expiration of non-competition agreements, including non-solicit restrictions, could allow the entry of potential competitors with deep knowledge of our business.
In connection with our Separation from Tyco in 2012, we entered into a Separation and Distribution Agreement with Tyco, which included (i) non-compete provisions pursuant to which Tyco was prohibited from competing with us in the residential and small business security markets in the United States and Canada, and (ii) non-solicitation provisions which prevented Tyco from soliciting our residential and small business customers in the United States and Canada. These provisions expired on September 29, 2014. Following the expiration of these restrictions, Tyco is free to compete with us in the residential and small business security markets in these jurisdictions.
We rely on a significant number of our customers remaining with us as customers for long periods of time.
We operate our business with the goal of retaining customers for long periods of time in order to recoup our initial investment in new customers, and we generally achieve cash flow break-even in approximately three years. Accordingly, our long-term profitability is dependent on long customer tenure. This requires that we minimize our rate of customer disconnects, or attrition. The primary reason for disconnects is when customers relocate and do not reconnect. Customer relocations are impacted by changes in the housing market. See risk factor "We are susceptible to downturns in the housing market and consumer discretionary income, which may inhibit our ability to sustain customer base growth rates." Some other factors that can increase disconnects include problems experienced with our product or service quality, unfavorable general economic conditions, and the preference for lower pricing of competitors' products and services over ours. If we fail to keep our customers for a sufficiently long period of time, our profitability, business, financial condition, results of operations and cash flows could be materially and adversely affected.
If we experience significantly higher rates of customer attrition, we may be required to change the estimated useful lives of assets related to our security monitoring customers, increasing our depreciation and amortization expense or impairing such assets.
We amortize the costs of our acquired and dealer-generated contracts and related customer relationships based on the estimated life of the customer relationships. We similarly depreciate the cost of our internally generated residential and business monitoring system assets. If attrition rates were to rise significantly, we may be required to accelerate the amortization of expenses related to such contracts and the depreciation of our subscriber system assets or to impair such assets, which could cause a material adverse effect on our financial condition and results of operations.

We are susceptible to changes in the housing market and consumer discretionary income, which may inhibit our ability to sustain customer base growth rates.
Demand for alarm monitoring services is affected by the turnover in the housing market. Downturns in the rate of the sale of new and existing homes, which we believe drives a substantial portion of our new customer volume in any given year, would reduce opportunities to make sales of new security and home automation systems and services and reduce opportunities to take over existing security and home automation systems. Recoveries in the housing market increase the occurrence of relocations which may lead to customers disconnecting service and not contracting with us in their new homes. In addition, because of personal economic circumstances, current security alarm and home automation customers may decide to disconnect our services in an effort to reduce their monthly spending and may default on their remaining contractual obligations to us. Our long-term revenue growth rate depends on installations exceeding disconnects. If customer disconnects and defaults increase, our business, financial condition, results of operations and cash flows could be materially and adversely affected. See risk factor "We rely on a significant number of our customers remaining with us as customers for long periods of time."
Shifts in our customers’ choice of, or telecommunications providers' support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures.
Certain elements of our operating model have historically relied on our customers’ continued selection and use of traditional land-line telecommunications to transmit alarm signals to our monitoring centers. There is a growing trend for customers to switch to the exclusive use of cellular, satellite or Internet communication technology in their homes and businesses, and telecommunication providers may discontinue their land-line services in the future. In addition, many of our customers who use cellular communication technology for their security and home/business automation systems use our products that rely on 2G cellular technology, and certain telecommunication providers have advised us that they will discontinue their 2G services in the future. Some older installed security systems use technology that is not compatible with the newer cellular, satellite or Internet communication technology, such as 3G and 4G networks, and will not be able to transmit alarm signals on these networks. The discontinuation of land-line, 2G cellular and any other services by telecommunications providers, and the switch by customers to the exclusive use of cellular, satellite or Internet communication technology may require system upgrades to alternative, and potentially more expensive, technologies to transmit alarm signals and for systems to function properly. This could increase our customer attrition rates and slow new customer generation. In order to maintain our customer base that uses security and home/business automation system components that are or could become obsolete, we implemented a three-year conversion program in fiscal 2013 to replace 2G cellular technology used in many of our security systems at no additional cost to our customers, and began incurring costs under this program in fiscal 2014. We may be required to upgrade or implement other new technologies, including offering to subsidize the replacement of customers’ outdated systems, at our expense. Any technology upgrades or implementations could require significant capital expenditures and also divert management’s attention and other important resources away from our customer service and sales efforts. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt timely to changing technologies, market conditions or customer preferences, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
In addition, we use broadband Internet access service, including video streaming services, to support our product offerings, and we may choose to implement broadband Internet access in our intrusion panels as a communications option for our services. Video streaming services use significantly more bandwidth than non-video Internet activity. As utilization rates and availability of these services increases, our high-speed customers may use more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions or reduced capacity for customers. See risk factor “Our future growth is largely dependent upon our ability to successfully compete with new and existing competitors by developing or acquiring new technologies that achieve market acceptance with acceptable margins.”
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

The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain sensitive and confidential information are under increasing attack by cyber-criminals around the world. While we take security measures relating to our operations and systems, those measures may not prevent security breaches (including cyber security breaches), acts of vandalism, computer viruses, misplaced data or data loss that could be detrimental to our reputation, business, financial condition and results of operations. Third parties, including our partners and vendors, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure. In addition, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products and services. A significant actual or perceived (whether or not valid) theft, loss, fraudulent use or misuse of customer, employee or other personally identifiable data, whether by us, our partners and vendors, or other third parties or as a result of employee error or malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in significant costs, fines, litigation or regulatory actions against us. Such an event could additionally result in unfavorable publicity and therefore adversely affect the market’s perception of the security and reliability of our services, and our credibility and reputation with our customers, which may lead to customer dissatisfaction and could result in lost sales and increased customer attrition. In addition, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could result in disruptions to our operations. Increasingly, our security and home/business automation products and services are accessed through the Internet, and security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, operating results and financial condition. We continue to invest in technology and other solutions to protect our network and information systems, however, there can be no assurance that these investments and solutions will prevent any of the risks described above. If any one of the foregoing risks materializes, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
While we maintain cyber liability insurance that provides both third party liability and first party insurance coverages, our insurance may not be sufficient to protect against all of our losses from any future breaches of our systems.
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
The market price of our stock has been and may continue to be volatile, and the value of an investment in our common stock may decline.
The market price at which our common stock has traded has fluctuated significantly. The market price may continue to be volatile due to a number of factors including the following, some of which are beyond our control:

•	our operating results or forecasts;

•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

•	competition, including the introduction of new competitors, their pricing strategies and services;

•	recent securities class actions and other litigation against us;

•	market volatility in general;

•	changes in regulatory policy or interpretation;

•	changes in the ratings of our debt or stock by rating agencies or securities analysts; or

•	announcements of developments affecting our business.
As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their original purchase price.

We are subject to securities class actions which may harm our business and results of operations.
We are subject to securities class actions. Following certain periods of volatility in the market price of our securities, we became the subject of securities litigation as described in Item 3 "Legal Proceedings." We may experience more such litigation following future periods of volatility. This type of litigation may be lengthy, and may result in substantial costs and a diversion of management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in such litigation could result in monetary damages or injunctive relief that could harm our business, results of operations, financial condition or cash flows.
Our business strategy includes making acquisitions and investments that complement our existing business. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.
We will continue to analyze and evaluate the acquisition of, or investment in strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of products and service offerings. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful.
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
It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. Any acquisitions or investments may ultimately harm our business or financial condition, as such acquisitions or investments may not be successful and may ultimately result in impairment charges.
We may pursue business opportunities that diverge from our current business model, which may adversely affect our business results.
We may pursue business opportunities that diverge from our current business model, including expanding our products or service offerings, investing in new and unproven technologies, adding customer acquisition channels and forming new alliances with companies to market our services. We can offer no assurance that any such business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. Additionally, any new alliances or customer acquisition channels could require developmental investments or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we might be required to draw on our revolving credit facility or pursue other external financing, which may not be readily available. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our customer generation strategies through our authorized dealer and affinity marketing programs and the competitive market for customer accounts may affect our future profitability.
A principal element of our business strategy is the generation of new customer accounts through our authorized dealer program, which accounted for approximately 40% of our new customer accounts for our 2014 fiscal year. Our future operating results will depend in large part on our ability to continue to manage this business generation strategy effectively. Although we currently generate accounts through hundreds of authorized dealers, a significant portion of our accounts originate from a smaller number of authorized dealers. In particular, during fiscal year 2014, one of our authorized dealers signed a 5-year renewal agreement with us and accounted for approximately 18% of all our new accounts. We experience loss of authorized dealers from our authorized dealer program due to various factors, such as authorized dealers becoming inactive or discontinuing their electronic security business, non-renewal of our dealer contracts and competition from other alarm monitoring companies. If we experience a loss of authorized dealers representing a significant portion of our customer account generation from our authorized dealer program or if we are unable to replace or recruit authorized dealers or alternate distribution channel partners in accordance with our business strategy, our business, financial condition, results of operations and cash flows may be materially and adversely affected.
In addition, successful promotion of our brand depends on the effectiveness of our marketing efforts and on our ability to offer member discounts and special offers for our products and services. We have actively pursued affinity marketing programs, which provide members of participating organizations with discounts on our products and services. The organizations with which we have affinity marketing programs closely monitor their relationships with us, as well as their members’ satisfaction with our products and services. These organizations may require us to pay higher fees to them, decrease our pricing for their members, introduce additional competitive options or otherwise alter the terms of our participation in their marketing programs in ways that are unfavorable to us. These organizations may also terminate their relationships with us if we fail to meet member satisfaction standards. If any of our important affinity or marketing relationships, such as our relationships with USAA or AARP, were terminated or altered in an unfavorable manner, we would lose a significant source of sales leads and our business, financial condition, results of operations and cash flows could be materially and adversely affected.
We face risks in acquiring and integrating customer accounts.
An element of our business strategy may involve the bulk acquisition of customer accounts. Acquisitions of customer accounts involve a number of special risks, including the possibility of unexpectedly high rates of attrition and unanticipated deficiencies in the accounts and systems acquired despite our investigations prior to acquisition. We face competition from other alarm monitoring companies, including companies that may offer higher prices and more favorable terms for customer accounts purchased, lower minimum financial qualifications requirements for purchased accounts or lower prices for monitoring services provided. This competition could reduce the acquisition opportunities available to us, slowing our rate of growth and/or increase the price we pay for such account acquisitions, thus reducing our return on investment and negatively impacting our revenue and results of operations. We cannot assure you that we will be able to purchase customer accounts on favorable terms in the future.
The purchase price we pay for customer accounts is affected by the recurring revenue historically generated by such accounts, as well as several other factors, including the level of competition, our prior experience with accounts purchased in bulk from specific sellers, the geographic location of accounts, the number of accounts purchased, the customers’ credit scores and the type of security or home/business automation equipment or platform used by the customers. In purchasing accounts, we have relied on management’s knowledge of the industry, due diligence procedures and representations and warranties of bulk account sellers. We cannot assure you that in all instances the representations and warranties made by bulk account sellers are true and complete or, if the representations and warranties are inaccurate, that we will be able to recover damages from bulk account sellers in an amount sufficient to fully compensate us for any resulting losses. If any of these risks materializes, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Our authorized dealers may not be able to mitigate certain risks such as information technology breaches, data security breaches, product liability, errors and omissions and marketing compliance.
We generate a portion of our new customers through our authorized dealer network. We rely on our authorized dealers to implement mitigation plans for certain risks they may experience such as, including but not limited to, information technology breaches, data security breaches, product liability, errors and omissions and marketing compliance. If our authorized dealers experiences any of these risks, or fail to implement mitigation plans for their risks, or if such implemented mitigation plans fail, we may be susceptible to risks associated with our authorized dealers on which we rely to generate customers. Any interruption in the generation of customer accounts or services provided by our authorized dealers could adversely affect our cash flows, results of operations and financial condition.

Increasing government regulation of telemarketing, email marketing and other marketing methods may increase our costs and restrict the operation and growth of our business.
We rely on telemarketing and email marketing conducted internally and through third parties to generate a substantial number of leads for our business. The telemarketing and email marketing services industries are subject to an increasing amount of regulation in the United States and Canada. In the United States, the FTC and FCC have issued regulations that place restrictions on unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines, and require us to maintain a "do not call" list and to train our personnel to comply with these restrictions. The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute "unfair or deceptive acts or practices." Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC and FCC, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. The Canadian Radio-Television and Telecommunications Commission ("CRTC") enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. On July 1, 2014, the Canadian Anti-Spam Law ("CASL") regulations went into effect in Canada. The CRTC has enforcement authority under CASL. CASL prohibits the sending of commercial emails without prior consent of the consumer or an existing business relationship and sets forth rules governing the sending of commercial emails. CASL allows for a private right of action for the recovery of damages or provides for enforcement by CRTC permitting the recovery of significant civil penalties, costs and attorneys' fees in the event that regulations are violated. We are diligent in our efforts to comply with all such applicable regulations, but cannot assure you that we or third parties that we rely on for telemarketing, email marketing and other lead generation activities will be in compliance with all applicable regulations at all times. Although our contractual arrangements with such third parties expressly require them to comply with all such regulations and to indemnify us for their failure to do so, we cannot assure you that the FTC, FCC, private litigants or others will not attempt to hold us responsible for any unlawful acts conducted by such third parties or that we could successfully enforce or collect upon such indemnities. Additionally, changes in such regulations or the interpretation thereof that further restrict such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Unauthorized use of our brand name by third parties, and the expenses incurred in developing and preserving the value of our brand name, may adversely affect our business.
Our brand name is critical to our success. Unauthorized use of our brand name by third parties may adversely affect our business and reputation, including the perceived quality and reliability of our products and services. We rely on trademark law, company brand name protection policies and agreements with our employees, customers, business partners and others to protect the value of our brand name. Despite our precautions, we cannot provide assurance that those procedures are sufficiently effective to protect against unauthorized third-party use of our brand name. In particular, in recent years various third parties have used the ADT® brand name to engage in fraudulent activities, including inducing customers to switch to competing monitoring service providers, generating leads for competitors and obtaining personal financial information. Third parties sometimes use ADT’s name and trademarks, or other confusingly similar variance thereof, in other contexts that may impact our brand. We may not be successful in investigating, preventing or prosecuting all unauthorized third-party use of our brand name. Future litigation with respect to such unauthorized use could also result in substantial costs and diversion of our resources. These factors could adversely affect our reputation, business, financial condition, results of operations and cash flows.
We do not own the right to use certain of our trademarks, including the ADT® brand name, outside of the United States and Canada.
Following the Separation, Tyco owns the ADT® brand name outside of the United States and Canada and has licensed it to a third party in South Korea. Therefore, in order to expand our business outside the United States and Canada, we would need to either acquire or otherwise license the ADT® brand name from Tyco (to the extent not already used by Tyco in the applicable jurisdictions) or use an alternative brand name. This would put us at a distinct competitive disadvantage. Development of a new brand outside the United States and Canada could be costly and would also require us to market other brands as superior alternatives to the ADT® brand, which could undermine its value among customers within the United States and Canadian residential and business security markets. These factors may make it difficult for us to develop a business outside of the United States and Canada. These factors also expose us to the risk that the ADT® brand name could suffer reputational damage or devaluation for reasons outside of our control, including Tyco’s business conduct outside of the United States and Canada. Any of these factors may materially and adversely affect our business, financial condition, results of operations and cash flows.

Infringement of our intellectual property rights could negatively affect us.
We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation of our technology. Adverse events affecting the use of our trademarks could affect our use of those trademarks and negatively impact our brands. In addition, if we expand our business outside of the United States and Canada in the future, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some jurisdictions. Furthermore, while we enter into confidentiality agreements with certain of our employees and third parties to protect our intellectual property, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. If it becomes necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could adversely affect our business, financial condition, results of operations and cash flows.
Allegations that we have infringed the intellectual property rights of third parties could negatively affect us.
We may be subject to claims of intellectual property infringement rights by third parties. In particular, as our services have expanded into areas more heavily populated by intellectual property, we have become subject to claims alleging infringement of intellectual property, including litigation brought by special purpose or so-called "non-practicing" entities that focus solely on extracting royalties and settlements by enforcing patent rights. These companies typically have little or no business or operations and there are few effective deterrents available to prevent such companies from filing patent infringement lawsuits against us. In addition, we rely on licenses and other arrangements with third parties covering intellectual property related to the products and services that we market, including a patent agreement with Tyco covering the manufacture, use and sale of pre-Separation products. Notwithstanding these arrangements, we could be at risk for infringement claims from third parties, including Tyco. Although the patent agreement generally includes a covenant by Tyco not to sue us for products and services in existence as of the distribution date that may infringe Tyco patents, it does not protect us from infringement claims for future product or service expansions, or if we change third-party product suppliers or if an alleged infringement involves certain patents. In general, if a court determines that one or more of our services infringes on intellectual property owned by others, we may be required to cease marketing those services, to obtain licenses from the holders of the intellectual property at a material cost or to take other actions to avoid infringing the intellectual property. The litigation process is costly and subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Intellectual property lawsuits or claims may become extremely disruptive if the plaintiffs succeed in blocking the trade of our products and services and may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Police departments in a limited number of U.S. and Canadian jurisdictions do not respond to calls from monitored security service companies, either as a matter of policy or by local ordinance. In certain cases, in the U.S., we are seeing requirements for video verification or eyewitness accounts of suspicious activities and this will increase costs of some security systems which may increase costs to customers. As an alternative to video cameras, we have offered affected customers the option of receiving response from private guard companies, in most cases through contracts with us, which increases the overall cost to customers. If more police departments were to refuse to respond or be prohibited from responding to calls from monitored security service companies, our ability to attract and retain customers could be negatively impacted and our business, financial condition, results of operations and cash flows could be adversely affected.
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
We depend on third party providers and suppliers for components of our security and home/business automation systems, and third-party software licenses for our products and services, and any failure or interruption in products or services provided by these third parties could harm our ability to operate our business.
The components for the security and home/business automation systems that we install are manufactured by third parties. We are therefore susceptible to interruptions in supply and to the receipt of components that do not meet our high standards. Any financial or other difficulties our providers face may have negative effects on our business. We exercise little control over our suppliers, which increases our vulnerability to problems with the products and services they provide. While we strive to utilize dual-sourcing methods to allow similar hardware components for our security systems to be interchangeable in order to minimize the risk of a disruption from a single supplier, any interruption in supply could cause delays in installations and repairs and the loss of current and potential customers. Also, if a previously installed component were found to be defective, we might not be able to recover the costs associated with its repair or replacement across our installed customer base, and the diversion of technical personnel to address the defect could materially and adversely affect our business, financial condition, results of operations and cash flows.

We rely on third party software for key home automation features in our ADT Pulse® offering. We could experience service disruptions if customer usage patterns for our ADT Pulse® offering exceed, or are otherwise outside of, design parameters for the system and the ability for ADT or our third party provider to make corrections. Such interruptions in the provision of services could result in our inability to meet customer demand, damage our reputation and customer relationships and adversely affect our business. We also rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality. For example, we license the software platform for our monitoring operations from third parties. Because a number of our products and services incorporate technology developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties’ ability to maintain or enhance their current products and services, to ensure that their products are free of defects or security vulnerabilities, to develop new products and services on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. Further, these third-party technology licenses may not always be available to us on commercially reasonable terms or at all. If our agreements with third-party vendors are not renewed or the third-party software becomes obsolete, is incompatible with future versions of our products or services or otherwise fails to address our needs, we cannot provide assurance that we would be able to replace the functionality provided by the third-party software with technology from alternative providers. Furthermore, even if we obtain licenses to alternative software products or services that provide the functionality we need, we may be required to replace hardware installed at our monitoring centers and at our customers’ sites, including security system control panels and peripherals, in order to affect our integration of or migration to alternative software products. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Our interactive and home automation services are accessed through the Internet and our security monitoring services, including those utilizing video streaming, are increasingly delivered using Internet technologies. Users who access our services through mobile devices, such as smart phones, laptops and tablet computers, must have a high-speed Internet connection, such as Wi-Fi, 3G or 4G, to use our services. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including telephone companies, cable companies and wireless companies. These providers could take measures that affect their customers’ ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for using our products and services. To the extent that Internet service providers implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted. Some of these providers also offer products and services that directly compete with our own offerings, which could potentially give them a competitive advantage.

The adoption or modification of laws or regulations relating to Internet access could result in changes in how Internet service providers handle and charge for access to their networks. In January 2014, the U.S. Court of Appeals for the District of Columbia in Verizon v. FCC struck down major portions of the "net neutrality" rules adopted by the FCC in December 2010 that were intended, in part, to prevent broadband internet service providers from discriminating against legal Internet traffic. In May 2014, the FCC sought public comment on how it should ensure that the Internet remains open, and proposed new rules and enhancements to current rules. Many have interpreted the new proposal, however, as not banning the creation of fast lanes, in which a content provider might pay an Internet service provider a fee to give its content top priority for delivery to customers ("paid prioritization"). The FCC has received comments, held "Open Internet" roundtable discussions and is considering next steps. Within such an uncertain regulatory environment, we could experience interference or other discriminatory practices, such as those described above, that could cause us to lose customers and impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
Our future consolidated federal and state income tax liability may be significantly reduced by tax credits and tax net operating loss ("NOL") carryforwards available to us under the applicable tax codes. Our ability to fully utilize these deferred tax assets, however, may be limited for various reasons, such as if projected future taxable income becomes insufficient to recognize the full benefit of our NOL carryforwards prior to their expirations. As part of the Separation of the ADT residential business from Tyco in July 2012, a separate return limitation year ("SRLY") event occurred as defined under relevant U.S. Income Tax Regulations (the "Regulations"). A SRLY event can limit a corporation's ability to utilize carryforward attributes should income attributable to specific subgroup members relative to total U.S. consolidated income be insufficient to allow for full utilization. In addition, if a corporation experiences an "ownership change," Internal Revenue Code (the "Code") Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards against future U.S. taxable income. In general an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of the corporation by more than 50 percentage points over a three-year testing period. During fiscal year 2013, we determined that the SRLY limitation was no longer applicable as an ownership change is deemed to have occurred upon Separation from Tyco on September 28, 2012 in accordance with Code Section 382. Therefore, pursuant to the Code Section 382 "overlap rule," the tax attributes as of the end of September 2012 are only subject to the limitations provided by Code Sections 382 and 383. We do not, however, expect that this limitation will impact our ability to utilize the tax attributes carried forward from pre-Separation periods.
In addition to the pre-Separation tax attributes, we generated a significant NOL in fiscal year 2013 along with tax credit carryforwards. Our ability to fully utilize these tax assets may also be affected if in the future we experience another "ownership change" within the meaning of Section 382 of the Code. Future changes in our stock ownership, depending on the magnitude, including the purchase or sale of our common stock by five percent stockholders, and issuances or redemptions of common stock by us could result in an ownership change that would trigger the imposition of limitations under Section 382 of the Code for these post-Separation tax attributes.
In addition, as a significant taxpayer, we are subject to regular audits by the U.S. Internal Revenue Service ("IRS") as well as state, territorial, provincial and local tax authorities. These audits, whether for periods before Separation or post-Separation, could subject us to tax liabilities if tax authorities make adverse determinations with respect to our NOLs or tax credits. Further, any future disallowance of some or all of our tax credits or NOL carryforwards as a result of legislative change could materially affect our tax obligations. Accordingly, there can be no assurance that in the future we will not be subject to increased taxation or experience limitations with respect to recognizing the benefits of our NOL carryforwards and other tax attributes. Any such increase in taxation or limitation of benefits could have a material adverse effect on our financial condition, results of operations or cash flows.
If we are unable to hire and retain key personnel, including an effective sales force, our ability to manage our business could be adversely affected.
Our success will depend in part upon the continued services of our management team and sales representatives. Our ability to retain and hire new key personnel for management positions and effective sales representatives could be impacted adversely by the competitive environment for management and sales talent. The loss, incapacity or unavailability for any reason of key members of our management team and the inability or delay in hiring new key employees including sales force personnel could adversely affect our ability to manage our business and our future operational and financial results.

Adverse developments in our relationship with our employees could adversely affect our business, results of operations and financial condition.
As of September 26, 2014, approximately 2,100 of our employees at various sites, or approximately 12% of our total workforce, were represented by unions and covered by collective bargaining agreements. Our relationships with these unions have generally been good. We are currently party to approximately 32 collective bargaining agreements in the United States and Canada. Almost one-third of these agreements are up for renewal in any given year. We cannot predict the outcome of negotiations of the collective bargaining agreements covering our employees. If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services. New labor agreements or the renewal of existing agreements may impose significant new costs on us, which could adversely affect our financial condition and results of operations in the future.
We may be subject to liability for obligations of The Brink’s Company under the Coal Act.
On May 14, 2010, we acquired Broadview Security, a business formerly owned by The Brink’s Company. Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the "Coal Act"), The Brink’s Company and its majority-owned subsidiaries as of July 20, 1992 (including certain legal entities acquired in the Broadview Security acquisition) are jointly and severally liable with certain of The Brink’s Company’s other current and former subsidiaries for health care coverage obligations provided for by the Coal Act. A Voluntary Employees’ Beneficiary Associate ("VEBA") trust has been established by The Brink’s Company to pay for these liabilities, although the trust may have insufficient funds to satisfy all future obligations. At the time of the Broadview Spin-Off, Broadview Security entered into an agreement pursuant to which The Brink’s Company agreed to indemnify it for any and all liabilities and expenses related to The Brink’s Company’s former coal operations, including any health care coverage obligations. The Brink’s Company has agreed that this indemnification survives our acquisition of Broadview Security. We have evaluated our potential liability under the Coal Act as a contingency in light of all known facts, including the funding of the VEBA and indemnification provided by The Brink’s Company. We have concluded that no accrual is necessary due to the existence of the indemnification and our belief that The Brink’s Company and VEBA will be able to satisfy all future obligations under the Coal Act. However, if The Brink’s Company and the VEBA are unable to satisfy all such obligations, we could be held liable, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
In fiscal 2013, Standard and Poor’s Rating Services, Moody's Investors Service, Inc. and Fitch Ratings downgraded the Company from BBB to BB-, from Baa2 to Ba2 and from BBB+ to BBB-, respectively.  Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time.  Rating agencies may review the ratings assigned to us due to developments that are beyond our control, including as a result of new standards requiring the agencies to reassess rating practices and methodologies.  If further downgrades in our credit ratings were to occur, it could result in higher interest costs under our revolving credit facility.  It could also cause our future borrowing costs to increase and reduce our access to capital.

Covenants in our debt instruments may adversely affect us.
Our revolving credit facility contains customary covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), a minimum required ratio of EBITDA to interest expense and limits on incurrence of liens and subsidiary debt. In addition, the indenture governing our senior unsecured notes contains customary covenants including limits on liens and sale/leaseback transactions.
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
See risk factor "We are subject to securities class actions which may harm our business and results of operations," and Part I, Item 3 Legal Proceedings.
We are exposed to counterparty risk in our hedging arrangements.
From time to time, we enter into arrangements with financial institutions to hedge exposure to fluctuations in currency and interest rates, including forward contracts, options and swap agreements. The failure of one or more counterparties to our hedging arrangements to fulfill their obligations could adversely affect our results of operations.

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
In addition, a merger or acquisition may trigger change in control and severance benefits to certain executive employees under the terms of either our Severance Plan for U.S. Officers and Executives or Change in Control Severance Plan, thereby increasing the cost of such a transaction.
Risks Relating to our Separation from Tyco
We share responsibility for certain income tax liabilities of ADT, Tyco and Pentair Ltd., formerly Tyco Flow Control International Ltd. ("Pentair") for tax periods prior to and including September 28, 2012, and such liabilities may include a portion of Tyco's obligations under its tax sharing agreement with Covidien Ltd. ("Covidien") and TE Connectivity Ltd. ("TE Connectivity") for tax liabilities for tax periods prior to and including June 29, 2007.
In connection with the 2007 distributions of Covidien and TE Connectivity by Tyco (the "2007 Separation"), Tyco entered into a tax sharing agreement (the "2007 Tax Sharing Agreement") that governs the rights and obligations of each party with respect to certain pre-2007 Separation tax liabilities and certain tax liabilities arising in connection with the 2007 Separation. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. income tax returns and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 Separation. In addition, in the event the 2007 Separation or certain related transactions is determined to be taxable as a result of actions taken after the 2007 Separation by Tyco, Covidien or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on Tyco, Covidien or TE Connectivity as a result thereof. If none of the companies is responsible for such failure, then Tyco, Covidien and TE Connectivity would be responsible for such taxes, in the same manner and in the same proportions as other shared tax liabilities under the 2007 Tax Sharing Agreement. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties.
In connection with the Separation from Tyco, we entered into a tax sharing agreement (the "2012 Tax Sharing Agreement") with Tyco and Pentair that governs the rights and obligations of ADT, Tyco and Pentair for certain pre-Separation tax liabilities, including Tyco's obligations under the 2007 Tax Sharing Agreement. The 2012 Tax Sharing Agreement provides that ADT, Tyco and Pentair will share (i) certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to ADT's, Tyco's, and Pentair's U.S. and certain non-U.S. income tax returns, and (ii) payments required to be made by Tyco in respect to the 2007 Tax Sharing Agreement (collectively, "Shared Tax Liabilities"). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. ADT and Pentair will share 58% and 42%, respectively, of the next $225 million of Shared Tax Liabilities. ADT, Tyco and Pentair will share 27.5%, 52.5% and 20.0%, respectively, of Shared Tax Liabilities above $725 million.

With respect to years prior to and including the 2007 Separation, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Although Tyco has advised us that it has resolved a substantial number of these adjustments, a few significant items raised by the IRS remain open with respect to the audits of the 1997 through 2007 tax years. On July 1, 2013, Tyco announced that the IRS issued Notices of Deficiency to Tyco primarily related to the treatment of certain intercompany debt transactions (the "Tyco IRS Notices"). These notices assert that additional taxes of $883 million plus penalties of $154 million are owed based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries, as they existed at that time. Further, Tyco reported receiving Final Partnership Administrative Adjustments (the "Partnership Notices") for certain U.S. partnerships owned by its former U.S. subsidiaries, for which Tyco has informed that it estimates an additional tax deficiency of approximately $30 million will be asserted. The additional tax assessments related to the Tyco IRS Notices and the Partnership Notices exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings is proved correct. Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments. Consistent with its petitions filed with the U.S. Tax Court, Tyco has advised us that it strongly disagrees with the IRS position and believes (i) it has meritorious defenses for the respective tax filings, (ii) the IRS positions with regard to these matters are inconsistent with applicable tax laws and Treasury regulations, and (iii) the previously reported taxes for the years in question are appropriate. If the IRS should successfully assert its position, our share of the collective liability, if any, would be determined pursuant to the 2012 Tax Sharing Agreement. In accordance with the 2012 Tax Sharing Agreement, the amount ultimately assessed under the Tyco IRS Notices and the Partnership Notices would have to be in excess of $1.85 billion, including other assessments for unrelated historical tax matters Tyco has, or may settle in the future, before we would be required to pay any of the amounts assessed. We believe that our income tax reserves and the liabilities recorded in the Consolidated Balance Sheet for the 2012 Tax Sharing Agreement continue to be appropriate. No payments with respect to these matters would be required until the dispute is resolved in the U.S. Tax Court. A trial date has been set for February 2016. However, the ultimate resolution of these matters is uncertain, and if the IRS were to prevail, it could have a material adverse impact on our financial condition, results of operations and cash flows, potentially including a reduction in our available net operating loss carryforwards.
We are responsible for all of our own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement's sharing formulae, and Tyco and Pentair are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement's sharing formulae. We also have sole responsibility for any income tax liability arising as a result of our acquisition of Broadview Security in May 2010, including any liability of Broadview Security under the tax sharing agreement between Broadview Security and The Brink's Company dated October 31, 2008 (collectively, the "Broadview Tax Liabilities"). Costs and expenses associated with the management of Shared Tax Liabilities and Broadview Tax Liabilities are generally shared 20% by Pentair, 27.5% by ADT, and 52.5% by Tyco.
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
Tyco has received a private letter ruling from the IRS regarding the U.S. federal income tax consequences of the Separation and the distribution of Pentair common shares by Tyco to its shareholders (the "Pentair Distribution" and, together with the Separation, the "Distributions") to the effect that, for U.S. federal income tax purposes, the Separation will qualify as tax-free under Section 355 of the Code and the Pentair Distribution will qualify as tax-free under Sections 355 and 361 of the Code, except for cash received in lieu of a fractional share of our common stock and the Pentair common shares. The private letter ruling also provides that certain internal transactions undertaken in anticipation of the Distributions will qualify for favorable treatment under the Code. In addition to obtaining the private letter ruling, Tyco obtained an opinion from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the Distributions for U.S. federal income tax purposes. The private letter ruling and the opinion rely on certain facts and assumptions and certain representations and undertakings from us, Pentair and Tyco regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter ruling and the opinion, the IRS could determine on audit that the Separation, the Pentair Distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the Separation, the Pentair Distribution or the internal transactions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the Distributions. An opinion of counsel represents counsel's best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinion was based on current law, and cannot be relied upon if current law changes with retroactive effect. If the Separation ultimately is determined to be taxable, the Separation could be treated as a taxable dividend or capital gain to our stockholders as of the date of the Separation for U.S. federal income tax purposes, and those stockholders could incur significant U.S. federal income tax liabilities. In addition, Tyco would recognize gain in an amount equal to the excess of the fair market value of shares of our common stock and the Pentair common shares distributed to Tyco shareholders on the distribution date over Tyco's tax basis in such shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we or Tyco could incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in anticipation of the Distributions are taxable.
In addition, under the terms of the 2012 Tax Sharing Agreement, in the event the Separation, the Pentair Distribution or the internal transactions were determined to be taxable as a result of actions taken after the Distributions by us, Pentair or Tyco, the party responsible for such failure would be responsible for all taxes imposed on us, Pentair or Tyco as a result thereof. Taxes resulting from the determination that the Separation, the Pentair Distribution, or any internal transaction that was intended to be tax-free is taxable are referred to herein as "Distribution Taxes." If such failure is not the result of actions taken after the Distributions by us, Pentair or Tyco, then we, Pentair and Tyco generally would be responsible for 27.5%, 20% and 52.5%, respectively, of any taxes imposed on us, Pentair or Tyco as a result of such determination. Such tax amounts could be significant. In the event that any party to the 2012 Tax Sharing Agreement defaults in its obligation to pay Distribution Taxes to another party that arise as a result of no party's fault, each non-defaulting party would be responsible for an equal amount of the defaulting party's obligation to make a payment to another party in respect of such other party's taxes. To the extent we are responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material adverse impact on our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.
If the Separation is determined to be taxable for Swiss withholding tax purposes, we or Tyco could incur significant Swiss withholding tax liabilities.
Generally, Swiss withholding tax of 35% is due on dividends and similar distributions to our and Tyco's shareholders, regardless of the place of residency of the shareholder. As of January 1, 2011, distributions to shareholders out of qualifying contributed surplus (Kapitaleinlage) accumulated on or after January 1, 1997 are exempt from Swiss withholding tax, if certain conditions are met (Kapitaleinlageprinzip). Tyco obtained a tax ruling from the Swiss Federal Tax Administration confirming that the Separation qualifies as payment out of such qualifying contributed surplus and, therefore, no amount was withheld by Tyco when making the Separation.
This tax ruling relies on certain facts and assumptions and certain representations and undertakings from Tyco regarding the past conduct of its businesses and other matters. Notwithstanding this tax ruling, the Swiss Federal Tax Administration could determine on audit that the Separation should be treated as a taxable transaction for withholding tax purposes if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated. If the Separation ultimately is determined to be taxable for withholding tax purposes, we and Tyco could incur material Swiss withholding tax liabilities that could significantly detract from or eliminate the benefits of the Separation. In addition, we could become liable to indemnify Tyco for part of any Swiss withholding tax liabilities to the extent provided under the 2012 Tax Sharing Agreement.

Our combined financial information for periods prior to September 28, 2012, is not necessarily representative of the results we could achieve as an independent, publicly-traded company and may not be a reliable indicator of our future results.
The combined financial information included in this report for periods prior to September 28, 2012 does not necessarily reflect the results of operations, financial condition and cash flows that we could achieve as an independent, publicly-traded company or those that we will achieve in the future. This is primarily because:

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

•
For periods prior to September 28, 2012, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were satisfied as part of Tyco's company-wide cash management practices. As an independent, publicly-traded company, we no longer obtain funds from Tyco to finance our working capital or other cash requirements. Rather, we obtain financing from banks, through public offerings or private placements of debt or equity securities or other arrangements.

•	Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a company separate from Tyco.
For additional information about our past financial performance and the basis of presentation of our financial statements, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated and Combined Financial Statements.
The ownership by some of our executive officers and directors of common shares, options or other equity awards of Tyco or Pentair may create, or may create the appearance of, conflicts of interest.
Because of their former positions with Tyco, some of our executive officers, including our chief executive officer and some of our non-employee directors, own common shares of Tyco and Pentair, options to purchase common shares of Tyco and Pentair or other equity awards in Tyco and Pentair. The individual holdings of common shares, options to purchase common shares or other equity awards of Tyco and Pentair may be significant for some of these persons compared to their total assets. These equity interests may create, or appear to create, conflicts of interest when these directors and officers are faced with decisions that could benefit or affect the equity holders of Tyco or Pentair in ways that do not benefit or affect us in the same manner.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently operate through a network of approximately 200 sales and service offices, ten monitoring facilities, four customer and field support locations, two national sales call centers and one regional distribution center, located throughout the United States, Puerto Rico and Canada, the majority of which are leased. Our corporate headquarters is located in Boca Raton, Florida and we lease this property under a long-term operating lease with a third party. We believe our properties are adequate and suitable for our business as presently conducted and are adequately maintained.
Item 3. Legal Proceedings.
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

On April 28, 2014, we and certain of our current and former officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Southern District of Florida. The plaintiff alleges violations of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks monetary damages, including interest, and class action status on behalf of all plaintiffs who purchased our common stock during the period between November 27, 2012 and January 29, 2014, inclusive.  The claims focus primarily on our statements concerning our financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014, our stock repurchase program in 2012 and 2013 and the buyback of stock from Corvex Management LP ("Corvex") in November 2013. On June 27, 2014, another plaintiff filed a similar action in the same court. On July 14, 2014, the Court entered an order consolidating the two actions under the caption Henningsen v. The ADT Corporation, Case No. 14-80566-CIV-DIMITROULEAS, and appointing IBEW Local 595 Pension and Money Purchase Pension Plans, Macomb County Employees' Retirement System and KBC Asset Management NV as Lead Plaintiffs in the consolidated action. In addition to ADT, the defendants named in the action are Naren Gursahaney, Kathryn A. Mikells, Michael S. Geltzeiler, Keith A. Meister, and Corvex. We intend to vigorously defend against the allegations in this action and are currently unable to predict the outcome or if legal damages will be awarded.
In May and June 2014, four derivative actions were filed against a number of our past and present officers and directors. Like the securities actions described above, the derivative actions focus primarily on our stock repurchase program in 2012 and 2013, the buyback of stock from Corvex in November 2013 and our statements concerning our financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014. Three of the derivative actions were filed in the United States District Court for the Southern District of Florida. On July 16, 2014, the Court consolidated those three actions under the caption In re The ADT Corporation Derivative Litigation, Lead Case No. 14-80570-CIV-DIMITROULEAS/SNOW. The fourth derivative action, entitled Seidl v. Colligan, Case No. 2014CA007529, was filed in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. On July 14, 2014, the parties agreed to stay that action pending resolution of motions to dismiss that are expected to be filed in the securities actions described above. The Court approved the stay on July 23, 2014. A fifth derivative action asserting similar claims was filed in the Delaware Court of Chancery on August 1, 2014. Defendants have moved to dismiss that action, which is entitled Ryan v. Gursahaney, C.A. No. 9992-VCP.
In March 2014, we also received a demand from a shareholder to initiate litigation against our officers and directors in connection with our stock repurchase program in 2012 and 2013 and the buyback of stock from Corvex in November 2013. Our Board of Directors investigated the matters with the assistance of an outside law firm and, on July 18, 2014, decided to reject the demand. In September 2014, we received a demand from another shareholder to initiate litigation with regard to the same matters raised in the March 2014 demand.  On September 19, 2014, our Board of Directors decided to reject the demand.
See Note 7 to the Consolidated and Combined Financial Statements for a description of income tax matters.
In addition, we are subject to various claims and lawsuits in the ordinary course of our business, including from time to time contractual disputes, employment matters, product and general liability claims, claims that we have infringed the intellectual property rights of others, claims related to alleged security system failures and consumer and employment class actions. We have recorded accruals for losses that we believe are probable to occur and are reasonably estimable. See Note 7 to the Consolidated and Combined Financial Statements for further information. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings will not have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of the close of business on November 5, 2014, there were 18,426 holders of record of our common stock. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ADT." The following table sets forth the high and low sales prices of shares of ADT common stock as reported by the NYSE and the dividends declared on ADT common stock for the quarterly periods presented below.

	Year Ended September 26, 2014
	Market Price Range		Dividends Declared Per Common Share	Dividends Paid Per Common Share
Quarter	High	Low
First	$44.01	$38.80	—	0.125
Second	40.58	28.08	0.400	0.200
Third	34.81	29.08	—	0.200
Fourth	37.36	33.00	0.400	0.200

	Year Ended September 27, 2013
	Market Price Range		Dividends Declared Per Common Share	Dividends Paid Per Common Share
Quarter	High	Low
First	$47.00	$35.38	0.125	0.125
Second	50.37	44.60	0.250	0.125
Third	48.86	38.09	—	0.125
Fourth	44.56	38.91	0.250	0.125
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

Performance Graph
The following graph provides a comparison of the cumulative total shareholder return on the Company's common stock to the returns of Standard & Poor's (S&P) 500 and the S&P 500 Industrial Index from October 1, 2012 (the first day of fiscal year 2013) through September 26, 2014. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not being filed with the SEC as part of this Annual Report on Form 10-K and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing).

$160
$140
$120
$100
$80
$60
$40
$20
$0
Oct-12
Jan-13
Apr-13
Jul-13
Oct-13
Jan-14
Apr-14
Jul-14
Sep - 14
ADT
S&P500
S&P 500 Industrials

The above graph assumes the following:

(1)	$100 invested at the close of business on October 1, 2012, in ADT common stock, S&P 500 Index, and the S&P 500 Industrial Index.

(2)	The cumulative total return assumes reinvestment of dividends.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
06/28/14 - 07/25/14	—	$—	—	$380,805,210
07/26/14 - 08/29/14	—	$—	—	$380,805,210
08/30/14 - 09/26/14	—	$—	—	$380,805,210
Total	—	$—	—	$380,805,210
On November 18, 2013, our board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012 and expires on November 26, 2015.
During the quarter, the Company did not repurchase any shares as a part of the share repurchase program noted above.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of September 26, 2014 with respect to shares of ADT common stock issuable under its equity compensation plans:

	Equity Compensation Plan
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted - average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2012 Stock and Incentive Plan (1)	5,933,656	$25.81	6,581,067

Equity compensation plans not approved by security holders	—		—
Total	5,933,656		6,581,067

(1)
The ADT Corporation 2012 Stock and Incentive Plan (the “Plan”) provides for the award of stock options, restricted stock units, performance share units and other equity and equity-based awards to officers and non-officer employees as well as members of our board of directors. Amounts shown in column (a) include 4,820,964 shares that may be issued upon the exercise of stock options, 37,617 deferred stock units (“DSU”), 733,573 shares that may be issued upon the vesting of restricted stock units and 341,502 shares that may be issued upon vesting of performance share units ("PSU"). The weighted-average exercise price in column (b) is inclusive of the outstanding DSUs, PSUs and restricted stock units, all of which can be exercised for no consideration. Excluding the DSUs, PSUs and restricted stock units, the weighted-average exercise price is equal to $31.77.

Item 6. Selected Financial Data.
The following table sets forth selected consolidated and combined financial data for fiscal years 2014, 2013, 2012, 2011 and 2010. The statement of operations data set forth below for fiscal years 2014, 2013 and 2012 and the balance sheet data as of September 26, 2014 and September 27, 2013 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for fiscal years 2011 and 2010 and the balance sheet data as of September 28, 2012, September 30, 2011 and September 24, 2010 are derived from our audited financial statements which are not included in this Annual Report on Form 10-K.
ADT has a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal year 2011 was a 53-week year. Fiscal years 2014, 2013, 2012 and 2010 were 52-week years.
This selected financial data should be read in conjunction with Item 8 "Consolidated and Combined Financial Statements and related Notes" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

(in millions, except per share data)	2014	2013	2012	2011	2010
Consolidated and Combined Statements of Operations Data:
Revenue	$3,408	$3,309	$3,228	$3,110	$2,591
Operating income(1)	659	735	722	693	504
Net income(1)(2)	304	421	394	376	239
Net income per share(3):
Basic	$1.67	$1.90	$1.70	$1.62	$1.03
Diluted	$1.66	$1.88	$1.67	$1.59	$1.01
Weighted average number of shares(3):
Basic	182	222	232	232	232
Diluted	183	224	236	236	236
Cash dividends declared per common share	$0.80	$0.625	$—	$—	$—

Consolidated and Combined Balance Sheet Data (End of Fiscal Year):
Total assets	$10,549	$9,913	$9,260	$8,739	$8,692
Long-term debt(4)	5,096	3,373	2,525	1,506	1,326
Total liabilities(4)	7,421	5,591	4,103	3,508	3,526
Total stockholders' equity(5)	3,128	4,322	5,157	5,231	5,166

(1)	Operating income and net income include $52 million, $67 million and $69 million of corporate expense allocated from Tyco for fiscal years 2012, 2011 and 2010, respectively.

(2)	Net income includes allocated interest expense related to Tyco's external debt of $64 million, $87 million and $102 million for fiscal years 2012, 2011 and 2010, respectively.

(3)
The Separation was completed on September 28, 2012, and we issued 231 million shares of common stock. This initial share amount has been used to calculate earnings per share for fiscal years 2012, 2011 and 2010. See Note 11 to the Consolidated and Combined Financial Statements for additional information on earnings per share.

(4)
Long-term debt and total liabilities include $1,482 million and $1,301 million of allocated debt from Tyco as of September 30, 2011 and September 24, 2010, respectively. See Note 5 for discussion of fiscal 2014, 2013 and 2012 debt issuances.

(5)	In fiscal year 2014 and 2013, we repurchased common shares under our share repurchase program for a total of $1.4 billion and $1.3 billion, respectively.

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
The Consolidated and Combined Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Unless otherwise indicated, references to 2014, 2013 and 2012 are to our fiscal years ended September 26, 2014, September 27, 2013 and September 28, 2012, respectively.
As part of a plan to separate into three independent companies, on or prior to September 28, 2012, Tyco transferred the equity interests of the entities that held all of the assets and liabilities of its residential and small business security business in the United States and Canada to ADT. Effective on September 28, 2012 (the "Distribution Date"), Tyco distributed all of its shares of ADT to Tyco's stockholders of record as of the close of business on September 17, 2012 (the "Separation"). On the Distribution Date, each of the stockholders of Tyco received one share of ADT common stock for every two shares of common stock of Tyco held on September 17, 2012. Our Consolidated Balance Sheets as of September 26, 2014 and September 27, 2013 reflect the consolidated financial position of ADT and its subsidiaries as an independent publicly-traded company. Additionally, our Consolidated Statements of Operations, Comprehensive Income and Cash Flows for fiscal years 2014 and 2013 reflect ADT's operations and cash flows as a standalone company. Prior to September 28, 2012, our financial position, results of operations and cash flows consisted of Tyco's residential and small business security business in the United States, Canada and certain U.S. territories and were derived from Tyco's historical accounting records and presented on a carve-out basis. As such, our Statements of Operations, Comprehensive Income and Cash Flows for fiscal year 2012 consist of the combined results of operations and cash flows of the ADT North American Residential Security Business of Tyco.
We conduct business through our operating entities and report financial and operating information in one reportable operating segment. We have a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2014, 2013 and 2012 are 52-week years. Our next 53-week year will occur in fiscal year 2016.
Business Overview
ADT is a leading provider of monitored security, interactive home and business automation and related monitoring services. We currently serve approximately 6.7 million customers, making us the largest company of our kind in both the United States and Canada. With a 140-year history, the ADT® brand is one of the most respected, trusted and well-known brands in the monitored security industry today. Our broad and pioneering set of products and services, including interactive home and business solutions and our home health services, meet a range of customer needs for today's active and increasingly mobile lifestyles. Our partner network is the broadest in the industry, and includes independent authorized dealers, affinity organizations like USAA and AARP and third-party referral companies. ADT delivers an integrated customer experience by maintaining the industry's largest sales, installation and service field force as well as a robust monitoring network, all backed by the support of approximately 17,500 employees and about 200 sales and service offices.
For fiscal year 2014, our revenue was $3.4 billion and our operating income was $659 million. The majority of the monitoring services and a large portion of the maintenance services we provide to our customers are governed by multi-year contracts with automatic renewal provisions. This provides us with significant recurring revenue, which for fiscal year 2014 was approximately 92% of our revenue. We believe that the recurring nature of the majority of our revenue enables us to continuously invest in growing our business. This includes investments in technologies to further enhance the attractiveness of our solutions to current and potential customers, to continue development and training to enable our direct sales, installation, customer service and field service personnel to more effectively deliver exceptional service to our customers, to expand our dealer and partner network and to make continued enhancements to operations efficiency.
Factors Affecting Operating Results
Our subscriber-based business requires significant upfront investment to generate new customers, which in turn provide predictable recurring revenue generated from monthly monitoring fees. In any period, our business results will be impacted by a number of factors including: customer additions, costs associated with adding new customers, average revenue per customer, costs related to providing services to customers and customer tenure. We manage our business to optimize these factors. We focus on investing in each of our customer acquisition channels in order to grow our account base in a cost effective manner and generate positive future cash flows and attractive margins. We also focus on maintaining consistently high levels of customer satisfaction to increase customer tenure and improve profitability.

Our ability to add new accounts depends on the overall demand for our solutions, which is driven by a number of external factors. Growth in our customer base can be influenced by the overall state of the housing market in the geographies we serve. A significant factor is the rate of household moves, whether involving newly constructed housing or existing homes. Household moves may drive a majority of new customer volume in any given period, but as household moves increase, our attrition rate also tends to increase. The overall performance of the economies in geographies in which we operate may also affect our ability to attract new customers and grow our business. Another external factor that affects customer additions is the perceived level of crime in the communities we serve.
Our marketing efforts are designed to direct potential customers into one of our customer acquisition channels, where we work with the potential customers to identify the most appropriate set of solutions to meet their needs. We closely monitor and manage our costs associated with on-boarding new customers. We utilize a structured customer acquisition process that is designed to produce customers with attractive characteristics, including strong credit scores and high usage of automated payment methods, and interactive service contracts, which we believe results in longer average customer tenure.
The monthly fees that we generate from any individual customer depend primarily on the customer's level of service. We offer a wide range of services at various price points, from basic burglar alarm monitoring to our full suite of ADT Pulse® interactive services. Our ability to increase monthly average revenue per customer depends on a number of factors, including our ability to effectively introduce and market additional features and services that increase the value of our offerings to customers, which we believe drives customers to purchase higher levels of service and supports our ability to make periodic adjustments to pricing.
We focus on keeping customer service and monitoring costs as low as possible without detracting from the high-quality service levels for which we are known and that our customers have come to expect. We believe that our ability to retain customers for longer periods of time is driven in part by our disciplined customer selection practices and our delivery of a superior customer experience.
Key Performance Measures
We operate our business with the goal of retaining customers for long periods of time in order to recoup our initial investment in new customers, achieving cash flow break-even in approximately three years. We generate substantial recurring net operating cash flow from our customer base. In evaluating our financial results, we review the following key performance indicators:
Customer Growth. Growth of our customer base is crucial to drive our recurring customer revenue as well as to leverage costs of operations. To grow our customer base and improve awareness of our brands, we market our monitored security and home/business automation systems and services through national television advertisements, Internet advertising and through a direct sales force and an authorized dealer network. The key customer metrics that we use to track customer growth are gross customer additions and ending customers. Gross customer additions are new monitored customers installed or acquired during the period.
Customer Unit Attrition Rate. Our economic model is highly dependent on customer retention. Success in retaining customers is driven in part by our discipline in accepting new customers with favorable characteristics and by providing high quality equipment, installation, monitoring and customer service. Beginning with the second quarter of fiscal 2014, we began to provide customer unit attrition rate as a key performance measure as we believe that this metric supplements customer revenue attrition by providing additional information on the economic impact of the security investments we make in residential and small business sites and is also used internally, along with customer revenue attrition, to manage attrition.
Customer unit attrition measures residential and small business customer sites canceled, excluding health services and contracts monitored but not owned, net of dealer charge-backs and re-sales. Customer sites are considered canceled when all services are terminated. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the charge-back period, generally 13 months. Re-sales are inactive customer sites that are returned to active service during the period. The customer unit attrition rate is a 52-week trailing ratio, the numerator of which is the trailing twelve month customer sites canceled during the period due to attrition, net of charge-backs and re-sales, and the denominator of which is the average of the customer base at the beginning of each month during the trailing twelve month period.
Customer Revenue Attrition Rate. We also evaluate our customer retention based upon the recurring revenue lost resulting from customer attrition, net of dealer charge-backs and re-sales, which we refer to as customer revenue attrition. The customer revenue attrition rate is a 52-week trailing ratio, the numerator of which is the annualized recurring revenue lost during the period due to attrition, net of dealer charge-backs and re-sales, and the denominator of which is total annualized recurring revenue based on an average of recurring revenue under contract at the beginning of each month during the period.

Recurring Customer Revenue. Recurring customer revenue is generated by contractual monthly recurring fees for monitoring and other recurring services provided to our customers. Our other revenue consists of revenue associated with the sale of equipment, amortization of deferred revenue related to upfront fees, non-routine repair and maintenance services and customer termination charges.
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
Gross Subscriber Acquisition Cost Expenses. Gross subscriber acquisition cost expenses represent certain costs related to the acquisition of new customers reflected in our Consolidated and Combined Statements of Operations such as advertising, marketing, and both direct and indirect selling costs for all new customer accounts as well as sales commissions and installation equipment and labor costs associated with transactions where title to the security system is contractually transferred to the customer.
Earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is a non-GAAP measure reflecting net income adjusted for interest, taxes and certain non-cash items which include depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with customer acquisitions, and amortization of dealer and other intangible assets. We believe EBITDA is useful to provide investors with information about operating profits, adjusted for significant non-cash items, generated from the existing customer base. A reconciliation of EBITDA to net income (the most comparable GAAP measure) is provided under "Results of Operations - Non-GAAP Measures."
Free Cash Flow ("FCF"). FCF is a non-GAAP measure that our management employs to measure cash that is available to repay debt, make other investments and return capital to stockholders through dividends and share repurchases. The difference between net cash provided by operating activities (the most comparable GAAP measure) and FCF is the deduction of cash outlays for capital expenditures, subscriber system assets, dealer generated customer accounts and bulk account purchases. A reconciliation of FCF to net cash provided by operating activities is provided under "Results of Operations - Non-GAAP Measures."
As reported in the first quarter of fiscal year 2014, we determined that a small number of customer upgrades in Canada were incorrectly reflected as customer additions in prior periods. As a result, historical ending number of customers, gross customer additions and average revenue per customer have been adjusted. These adjustments had no impact on our financial statements for any prior periods. The following table reflects the revisions for the fiscal years ended September 27, 2013 and September 28, 2012:

	Ending number of customers (thousands)(1)		Gross customer additions (thousands)(2)		Average revenue per customer (dollars)(1)
	2013	2012	2013	2012	2013	2012
Previously reported metric	6,521	6,422	1,107	1,161	$40.31	$38.87
Effect of Canadian revision	(27)	(26)	(10)	(9)	$0.16	$0.16
Revised metric	6,494	6,396	1,097	1,152	$40.47	$39.03

(1)	The ending number of customers and average revenue per customer are as of the respective years ended.

(2)	Gross customer additions are for the respective years ended.

Historically, we have included contracts monitored but not owned in our ending number of customers. In the fourth quarter of fiscal year 2014, we acquired Reliance Protectron Inc. ("Protectron"), whose business practice is to exclude contracts monitored but not owned from its customer count. In order to harmonize our business practices, we elected to exclude contracts monitored but not owned from our ending number of customers starting in the fourth quarter of fiscal year 2014. Therefore, for comparative purposes, we are providing the impact of contracts monitored but not owned on the relevant metrics for historical quarters of fiscal year 2014 and for fiscal years ended September 27, 2013 and September 28, 2012:

	Ending number of customers (thousands)(1)
	June 27, 2014	March 28, 2014	December 27, 2013	September 27, 2013	September 28, 2012
Previously reported/revised metric (2)	6,377	6,416	6,448	6,494	6,396
Effect of contracts monitored but not owned	(64)	(64)	(66)	(64)	(81)
Metric excluding contracts monitored but not owned	6,313	6,352	6,382	6,430	6,315

	Average revenue per customer (dollars)(1)
	June 27, 2014	March 28, 2014	December 27, 2013	September 27, 2013	September 28, 2012
Previously reported/revised metric (2)	$41.85	$41.05	$40.63	$40.47	$39.03
Effect of contracts monitored but not owned	0.35	0.35	0.35	0.33	0.41
Metric excluding contracts monitored but not owned	$42.20	$41.40	$40.98	$40.80	$39.44

(1)	The ending number of customers and average revenue per customer are as of the respective quarters ended.

(2)	Includes Canadian revision described above for fiscal years ended 2013 and 2012.

Results of Operations

(in millions, except as otherwise indicated)	2014	2013	2012
Recurring customer revenue	$3,152	$3,041	$2,903
Other revenue	256	268	325
Total revenue	3,408	3,309	3,228
Operating income	659	735	722
Interest expense, net	(192)	(117)	(92)
Other (expense) income	(35)	24	—
Income tax expense	(128)	(221)	(236)
Net income	$304	$421	$394

Summary Cash Flow Data:
Net cash provided by operating activities	$1,519	$1,666	$1,493
Net cash used in investing activities	(1,792)	(1,394)	(1,096)
Net cash provided by (used in) financing activities	202	(366)	(231)

Key Performance Indicators:
Ending number of customers (thousands)(1)(2)	6,663	6,430	6,315
Gross customer additions (thousands)(1)(2)	995	1,097	1,152
Customer revenue attrition rate (percent)	13.5%	13.9%	13.5%
Customer unit attrition rate (percent)	13.2%	13.3%	12.9%
Average revenue per customer (dollars)(2)	$41.54	$40.80	$39.44
Cost to serve expenses	$1,102	$1,001	$961
Gross subscriber acquisition cost expenses	$442	$448	$523
EBITDA(3)	$1,644	$1,689	$1,584
FCF(3)	$251	$460	$406

(1)
Gross customer additions for fiscal year 2013 exclude approximately 117,000 customer accounts acquired in connection with the acquisition of Devcon Security Holdings, Inc. in August 2013. These accounts are included in the 6.4 million ending number of customers as of September 27, 2013. Gross customer additions for fiscal year 2014 exclude approximately 373,000 customer accounts acquired in connection with the acquisition of Protectron in July 2014. These accounts are included in the 6.7 million ending number of customers as of September 26, 2014.

(2)
The ending number of customers, gross customer additions and average revenue per customer for fiscal years 2012 and 2013 have been revised. See discussion under "Key Performance Measures" above for further information.

(3)	EBITDA and FCF are non-GAAP measures. Refer to the "Non-GAAP Measures" section for the definitions thereof and a reconciliation to the most comparable GAAP measures.
As mentioned above, we manage our business to optimize a number of factors including: customer additions, costs associated with adding new customers, average revenue per customer, costs related to providing services to customers and customer tenure. In order to understand how these key factors impact our Consolidated and Combined Statements of Operations, we consider the following components of our expenses: cost to serve expenses, gross subscriber acquisition cost expenses and depreciation and amortization. The following tables reflect the location of these costs in our Consolidated and Combined Statements of Operations for fiscal years 2014, 2013 and 2012:

	2014
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Total
Cost to serve expenses	$411	$647	$44	$1,102
Gross subscriber acquisition cost expenses	61	381	—	442
Depreciation and amortization	968	203	—	1,171
Other	17	—	—	17
Total	$1,457	$1,231	$44	$2,732

	2013
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Total
Cost to serve expenses	$391	$610	$—	$1,001
Gross subscriber acquisition cost expenses	59	389	—	448
Depreciation and amortization	891	174	—	1,065
Other	37	—	—	37
Total	$1,378	$1,173	$—	$2,551

	2012
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Total
Cost to serve expenses	$364	$597	$—	$961
Gross subscriber acquisition cost expenses	146	377	—	523
Depreciation and amortization	831	151	—	982
Other	33	—	—	33
Total	$1,374	$1,125	$—	$2,499
Year Ended September 26, 2014 Compared with Year Ended September 27, 2013
Revenue
Revenue increased by $99 million, or 3.0%, to $3.4 billion for fiscal year 2014 as compared with fiscal year 2013, primarily as a result of growth in recurring customer revenue, which increased by $111 million, or 3.7%. This increase was primarily the result of higher average revenue per customer and $28 million of recurring revenue associated with Protectron.
Average revenue per customer increased by $0.74, or 1.8%, as of September 26, 2014 compared with September 27, 2013 primarily due to price escalations on our existing customer base and the addition of new customers at higher rates largely driven by an increase in ADT Pulse® customers compared to total customer additions, partially offset by lower average revenue per customer associated with customers acquired in the acquisition of Protectron.
Gross customer additions were approximately 1.0 million during fiscal year 2014, reflecting direct and dealer channel additions of 612,000 and 383,000, respectively. Additionally, we added approximately 373,000 customer accounts in conjunction with our acquisition of Protectron in July 2014 compared to approximately 117,000 customer accounts added in conjunction with our acquisition of Devcon Security Holdings, Inc. ("Devcon Security") in August 2013. Excluding these accounts, gross customer additions fell by 102,000, or 9.3%, during fiscal year 2014 as compared to fiscal year 2013, primarily due to lower dealer channel production, 29,000 fewer bulk account purchases and, to a lesser extent, lower levels of customer accounts generated through our direct channel. The decline in our dealer channel production was primarily due to a lower number of dealers for the majority of the year, in addition to dealers facing lead generation challenges as a result of the competitive environment and tighter enforcement of telemarketing regulations. We continue to add new dealers and to work closely with our existing dealers to help them strengthen their capabilities and better leverage ADT’s marketing assets to grow their businesses, as evidenced by a 16% increase in dealer channel production from the quarter ended June 27, 2014 compared to the quarter ended September 26, 2014, excluding bulk purchases. The decline in customer accounts generated through our direct channel resulted from lead generation challenges partially due to the impact of the competitive environment, the implementation of more stringent credit policies for new subscribers and increased focus on ADT Pulse® upgrades for existing customers.
Our ending number of customers, net of attrition, increased by 233,000, or 3.6%, during fiscal year 2014 primarily due to the acquisition of Protectron during the fiscal fourth quarter. Our annualized customer unit attrition and annualized customer revenue attrition as of September 26, 2014 were 13.2% and 13.5%, respectively, compared with 13.3% and 13.9%, respectively, as of September 27, 2013. Attrition was impacted favorably by several new programs implemented to address voluntary, non-pay and relocation disconnects, offset by the impact of the competitive environment.

Operating Income
Operating income decreased by $76 million, or 10.3%, to $659 million for fiscal year 2014 as compared with fiscal year 2013. Operating margin was 19.3% for fiscal year 2014 compared with 22.2% for fiscal year 2013.
Operating expenses for fiscal year 2014 totaled $2.7 billion, up 6.8% or $175 million as compared to fiscal year 2013. Operating expenses included $17 million and $23 million of costs related to the Separation during fiscal years 2014 and 2013, respectively. The increase in operating expenses is partially a result of $106 million higher depreciation and amortization expense primarily related to increased depreciation of our subscriber system assets, which included higher costs associated with ADT Pulse® additions and upgrades, and greater amortization of dealer generated accounts and customer relationships. Additionally, there was a $101 million increase in cost to serve expenses which was largely a result of $44 million of costs associated with our three-year conversion program to replace 2G radios used in many of our security systems, an $18 million increase in restructuring and other expenses primarily related to severance and a loss on the sublease portion of our office space, $15 million of incremental costs associated with the operations of Protectron, and a $5 million increase in acquisition and integration costs. After considering these items, cost to serve expenses increased by $19 million which was primarily related to increased customer service and maintenance expenses from programs to improve customer retention, incremental investments to strengthen our business platforms and capabilities to support our business simplification, innovation and M&A opportunities and higher costs associated with being a stand-alone public company.
As discussed above, we implemented a three-year conversion program for the replacement of 2G radios used in many of our security systems which will continue to drive future incremental costs. We anticipate that we will incur approximately $60 million to $70 million in fiscal year 2015 in conjunction with this program.
Interest Expense, net
Interest expense, net is comprised primarily of interest on our long-term debt. Net interest expense was $192 million for fiscal year 2014 compared with $117 million for fiscal year 2013. Interest expense for fiscal year 2014 reflects an increase in borrowings related to the issuances of $1 billion in notes during October 2013 and $500 million in notes during March 2014.
Other (Expense) Income
Other expense was $35 million for fiscal year 2014 compared with other income of $24 million for fiscal year 2013. Other expense for fiscal year 2014 was primarily the result of a $38 million reduction in amounts owed to ADT by Tyco pursuant to the 2012 Tax Sharing Agreement largely due to the resolution of certain unrecognized tax benefits. Other income for fiscal year 2013 was primarily the result of $23 million in non-taxable income recorded pursuant to the 2012 Tax Sharing Agreement for amounts owed by Tyco and Pentair in connection with the exercise of ADT share based awards held by certain Tyco and Pentair employees. See Note 6 to the Consolidated and Combined Financial Statements for more information.
Income Tax Expense
Income tax expense was $128 million for fiscal year 2014 compared with $221 million for fiscal year 2013, and the effective tax rate fell to 29.6% from 34.4%. The effective tax rate for fiscal year 2014 reflects the net impact of a $42 million favorable adjustment resulting from the resolution of certain unrecognized tax benefits partially offset by the unfavorable deferred tax impact of $17 million from IRS audit adjustments. The effective tax rate for fiscal year 2014 also reflects the unfavorable impact resulting from $38 million in non-taxable other expense discussed in "Other (Expense) Income" above.
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

Average revenue per customer increased by $1.36, or 3.4%, as of September 27, 2013 compared with September 28, 2012 primarily due to price escalations on our existing customer base and the addition of new customers at higher rates, including increased ADT Pulse® customers compared to total customer additions.
Gross customer additions were approximately 1.1 million during fiscal year 2013, reflecting customer account growth of 644,000 in the direct channel and 453,000 in the dealer channel. Additionally, we acquired approximately 117,000 customer accounts in conjunction with our acquisition of Devcon Security, which was completed in August 2013. Excluding these accounts, gross customer additions fell by 55,000, or 4.8%, during fiscal year 2013 as compared to fiscal year 2012, as increases in additions from our direct channel were not sufficient to offset lower dealer channel production.
Our ending number of customers, net of attrition, grew by 115,000, or 1.8%, during fiscal year 2013. Our annualized customer unit attrition and annualized customer revenue attrition as of September 27, 2013 were 13.3% and 13.9%, respectively, compared with 12.9% and 13.5%, respectively, as of September 28, 2012. The increase in customer unit and revenue attrition from September 28, 2012 was due primarily to relocation disconnects as a result of the continued recovery of the housing market. We continue to focus on high quality service and our disciplined customer selection process in order to limit customer attrition.
Operating Income
Operating income increased by $13 million, or 1.8%, to $735 million for fiscal year 2013 as compared with fiscal year 2012. Operating margin was 22.2% for fiscal year 2013 compared with 22.4% for fiscal year 2012.
Operating expenses for fiscal year 2013, which included $23 million of costs related to the Separation, totaled $2.6 billion, up 2.7% or $68 million as compared to fiscal year 2012. The increase in operating expenses includes $83 million in higher depreciation and amortization expense primarily related to our subscriber system assets and dealer generated accounts. Cost to serve expenses totaled $1.0 billion for fiscal year 2013 as compared to $961 million for fiscal year 2012. Cost to serve expenses for fiscal year 2012 include integration costs related to the acquisition of Broadview Security of $14 million and restructuring related expenses of approximately $4 million. After considering these items, cost to serve expenses increased by $58 million which was primarily a result of higher corporate costs and dis-synergies associated with the separation of our business from the commercial security business of Tyco and increased customer service and maintenance expenses driven by investments to improve customer retention. The increase was partially offset by a reduction in legal-related charges as certain costs incurred in fiscal year 2012 did not recur in fiscal year 2013. The increases in depreciation and amortization and cost to serve expenses were partially offset by a $75 million reduction in gross subscriber acquisition cost expenses, which resulted from the deferral of a higher proportion of upfront installation costs associated with the mix shift toward more ADT-owned systems.
Interest Expense, net
Interest expense, net was $117 million for fiscal year 2013 compared with $92 million for fiscal year 2012. Interest expense for fiscal year 2013 is comprised primarily of interest on our long-term debt, which reflects an increase in borrowings related to the issuance of $700 million in notes during January 2013. Interest expense for fiscal year 2012 includes $64 million of allocated interest expense related to Tyco's external debt, approximately $22 million of interest on our unsecured notes and $3 million of financing costs incurred in connection with a bridge facility.
Other (Expense) Income
During fiscal year 2013, we recorded $24 million of other income, which is comprised primarily of $23 million of non-taxable income recorded pursuant to the 2012 Tax Sharing Agreement. See Note 6 to the Consolidated and Combined Financial Statements for more information.
Income Tax Expense
Income tax expense was $221 million for fiscal year 2013 compared with $236 million for fiscal year 2012, and the effective tax rate fell slightly to 34.4% from 37.5%. The effective tax rate for fiscal year 2013 reflects the favorable impact of an adjustment to the state tax rate at which we expect to settle our net deferred tax liabilities. This adjustment resulted in a tax benefit of $7 million during the period. The effective tax rate for fiscal year 2013 also reflects the favorable impact resulting from $23 million in non-taxable other income. These favorable items were partially offset by the impact of discrete charges of approximately $7 million due to legislative changes in certain states.
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.

Non-GAAP Measures
To provide investors with additional information in connection with our results as determined by GAAP, we also disclose non-GAAP measures which management believes provide useful information to investors. These measures consist of EBITDA and FCF. These measures are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for net income, operating profit, cash from operating activities or any other operating performance measure calculated in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. We use EBITDA to measure the operational strength and performance of our business. We use FCF as an additional measure of our ability to service debt, make other investments and return capital to stockholders through dividends and share repurchases. These measures, or measures that are based on them, may also be used as components in our incentive compensation plans.
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
FCF is defined as cash from operations less cash outlays related to capital expenditures, subscriber system assets, dealer generated customer accounts and bulk account purchases. Dealer generated customer accounts are accounts that are generated through our network of authorized dealers. Bulk account purchases represent accounts that we acquire from third parties outside of our authorized dealer network, such as other security service providers, on a selective basis. These items are subtracted from cash from operating activities because they represent long-term investments that are required for normal business activities. As a result, subject to the limitations described below, FCF is a useful measure of our cash available to repay debt, make other investments and return capital to stockholders through dividends and share repurchases.
FCF adjusts for cash items that are ultimately within management's and the board of directors' discretion to direct and therefore may imply that there is less or more cash that is available than the most comparable GAAP measure. FCF is not intended to represent residual cash flow for discretionary expenditures since debt repayment requirements and other non-discretionary expenditures are not deducted. This limitation is best addressed by using FCF in combination with the GAAP cash flow numbers.
The tables below reconcile EBITDA to net income and FCF to cash flows from operating activities.
EBITDA

(in millions)	2014	2013	2012
Net income	$304	$421	$394
Interest expense, net	192	117	92
Income tax expense	128	221	236
Depreciation and intangible asset amortization	1,040	942	871
Amortization of deferred subscriber acquisition costs	131	123	111
Amortization of deferred subscriber acquisition revenue	(151)	(135)	(120)
EBITDA	$1,644	$1,689	$1,584
For fiscal year 2014, EBITDA decreased $45 million, or 2.7%, as compared with the prior year, despite a $111 million increase in recurring revenue, due to increased cost to serve expenses, and a $59 million increase in other expense. The increase in cost to serve expenses includes $44 million of costs associated with our three-year conversion program to replace 2G radios used in many of our security systems, an $18 million increase in restructuring and other expenses, $15 million of incremental costs associated with the operations of Protectron and a $5 million increase in acquisition and integration costs. For further details, refer to the discussion above under "Results of Operations." The increase in other expense of $59 million was primarily driven by amounts recorded pursuant to the 2012 Tax Sharing Agreement.

For fiscal year 2013, EBITDA increased $105 million, or 6.6%, as compared with fiscal year 2012. This increase was primarily due to the impact of higher recurring customer revenue, partially offset by the impact of increased cost to serve expenses as discussed above. Additionally other income primarily related to the 2012 Tax Sharing Agreement increased EBITDA for fiscal year 2013 by $24 million. For further details, refer to the discussion above under "Results of Operations."
FCF

(in millions)	2014	2013	2012
Net cash provided by operating activities	$1,519	$1,666	$1,493
Dealer generated customer accounts and bulk account purchases	(526)	(555)	(648)
Subscriber system assets	(658)	(580)	(378)
Capital expenditures	(84)	(71)	(61)
FCF	$251	$460	$406
For fiscal year 2014, FCF decreased $209 million compared with fiscal year 2013. This decrease was primarily due to a $147 million decrease in net cash provided by operating activities, as well as a $78 million increase in cash outlays for subscriber system assets, partially offset by a $29 million decrease in cash paid for dealer generated accounts and bulk account purchases. The decrease in net cash provided by operating activities was driven primarily by a $64 million increase in cash paid for interest, a $63 million increase in taxes paid and the timing of other operating cash payments. The $78 million increase in cash paid for subscriber system assets resulted primarily from an increase in the average cost of installed systems, partially driven by an increase in new ADT Pulse® customers, higher volume of ADT Pulse® upgrades to existing customers and increased promotional activities. The $29 million decrease in cash paid for dealer generated accounts resulted from the lower levels of dealer account production and lower levels of bulk account purchases discussed above under "Results of Operations - Revenue."
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
Liquidity and Capital Resources
Liquidity and Cash Flow Analysis
Significant factors driving our liquidity position include cash flows generated from operating activities and investments in internally generated subscriber systems and dealer generated customer accounts. Our cash flows from operations include cash received from monthly recurring revenue and upfront fees received from customers, less cash costs to provide services to our customers, including general and administrative costs and certain costs associated with acquiring new customers. Historically, we have generated and expect to continue to generate positive cash flow from operations. Prior to the Separation, our cash was regularly "swept" by Tyco at its discretion in conjunction with its centralized approach to cash management and financing of operations. For fiscal year 2012 transfers of cash both to and from Tyco's cash management system are reflected as changes in parent company investment in the Consolidated and Combined Statements of Cash Flows.
Liquidity
At September 26, 2014, we had $66 million in cash and cash equivalents and another $375 million available under our $750 million revolving credit facility. Our primary future cash needs are centered on operating activities, working capital, capital expenditures, strategic investments and dividends. In addition, we may use cash to repurchase shares of our common stock under our $3 billion share repurchase program. We believe our cash position, amounts available under our revolving credit facility and cash provided by operating activities will be adequate to meet our operational and business needs in the next twelve months.
Revolving Credit Facility —At September 26, 2014, we had $375 million outstanding under our revolving credit facility at an interest rate of 1.606%. During fiscal year 2014, we borrowed $600 million under the revolving credit facility and repaid $375 million funded primarily with a portion of the cash proceeds from the debt issuances described below.
Long Term Debt —In addition to the indebtedness outstanding at September 27, 2013, we issued $1.5 billion aggregate principal amount of senior unsecured notes during fiscal 2014.

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
On March 19, 2014, we completed a public offering of $500 million of our 4.125% senior unsecured notes due April 2019 (the "March 2014 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $493 million, of which $200 million was used to repay the majority of the outstanding borrowings under our revolving credit facility as of December 27, 2013. The remaining net proceeds were used primarily for general corporate purposes and for repurchases of outstanding shares of our common stock. Interest is payable on April 15 and October 15 of each year, and commenced on October 15, 2014. We may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
As of September 26, 2014, we were in compliance with all financial covenants related to our debt issuances.
Share Repurchases
On November 18, 2013, our board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012. This repurchase program expires November 26, 2015. Pursuant to this approval, we may enter into accelerated share repurchase plans as well as repurchase shares on the open market. During fiscal year 2014, we made open market repurchases of 14.0 million shares of our common stock at an average price of $35.72 per share. The total cost of open market repurchases for fiscal year 2014 was approximately $500 million, all of which was paid during the period.
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
On November 24, 2013, we entered into a Share Repurchase Agreement ("Share Repurchase Agreement") with Corvex. Pursuant to the Share Repurchase Agreement, we repurchased 10.2 million shares from Corvex for a price per share equal to $44.01, resulting in $451 million of cash paid during the quarter ended December 27, 2013.
As of September 26, 2014 we had $381 million remaining under the previously approved $3 billion share repurchase program.

Dividends
During fiscal year 2014 our board of directors declared the following four dividends on our common stock of $0.20 per share:

Dividend Declared Date	Dividend Paid Date	To Stockholders on Record as of
January 9, 2014	February 19, 2014	January 29, 2014
March 13, 2014	May 21, 2014	April 30, 2014
July 18, 2014	August 20, 2014	July 30, 2014
September 19, 2014	November 19, 2014	October 29, 2014
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
Cash Flows from Operating Activities
For fiscal years 2014, 2013 and 2012, we reported net cash provided by operating activities of $1.5 billion, $1.7 billion and $1.5 billion, respectively. See discussion of changes in net cash provided by operating activities included in FCF under "Results of Operations - Non-GAAP Measures."
Cash Flows from Investing Activities

(in millions)	2014	2013	2012
Net cash used in investing activities	$(1,792)	$(1,394)	$(1,096)
In order to maintain and grow our customer base and to expand our infrastructure, we typically reinvest the cash provided by our operating activities into our business. These investments are intended to enhance the overall customer experience, improve productivity of our field workforce and support greater efficiency of our back office systems and our customer care centers. For fiscal years 2014, 2013 and 2012, our investing activities consisted of subscriber system asset additions and capital expenditures totaling $742 million, $651 million and $439 million, respectively. Additionally, during fiscal years 2014, 2013 and 2012, we paid $526 million, $555 million and $648 million, respectively, for customer contracts for electronic security services generated under the ADT dealer program and bulk account purchases. See discussion included in FCF under "Results of Operations - Non-GAAP Measures" for further information. During fiscal year 2014, we completed the acquisition of Protectron, resulting in cash paid, net of cash acquired, of $517 million. Additionally, during fiscal year 2013, we completed the acquisitions of Absolute Security and Devcon Security, resulting in cash paid, net of cash acquired, of $16 million and $146 million, respectively.
Cash Flows from Financing Activities

(in millions)	2014	2013	2012
Net cash provided by (used in) financing activities	$202	$(366)	$(231)
For fiscal year 2014, the net cash provided by financing activities was largely the result of the net proceeds from our $1 billion October 2013 Debt Offering and our $500 million March 2014 Debt Offering. This was partially offset by $1.4 billion in repurchases of our common stock under our approved share repurchase program, which were primarily funded with a portion of the net proceeds from our October 2013 Debt Offering and cash provided by operations. Other sources and uses of cash included net borrowings of $225 million on our revolving credit facility, $17 million in proceeds received from the exercise of stock options and $132 million in dividend payments on our common stock.

For fiscal year 2013, the net cash used in financing activities was primarily the result of $1.2 billion in repurchases of our common stock under our approved share repurchase program, which were partially funded with the net proceeds from our $700 million January 2013 Debt Offering. Also, during the fourth quarter of fiscal year 2013, we borrowed $150 million on our revolving credit facility. During fiscal year 2013, we paid $112 million in dividends on our common stock and $6 million for share repurchases related to shares purchased from employees to cover tax withholdings. We also received $85 million in proceeds from the exercise of stock options and $61 million in funds from Tyco and Pentair, which related to the allocation of funds between the companies as outlined in the Separation and Distribution Agreement between Tyco and ADT.
For fiscal year 2012, the net cash used in financing activities was primarily the result of changes in parent company investment of $1.1 billion and changes in balances due to (from) Tyco and affiliates of $63 million, which were substantially offset by the net proceeds received on our issuance of $2.5 billion in long-term debt and the removal of $1.5 billion in allocated debt from Tyco.
Commitments and Contractual Obligations
The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases and other obligations as of September 26, 2014.

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt(1)	$1	$1	$1,126	$—	$500	$3,450	$5,078
Interest payments(2)	205	203	202	184	184	1,216	2,194
Operating leases	65	52	39	33	21	45	255
Capital leases	6	6	6	6	6	14	44
Purchase obligations(3)	48	9	4	—	—	—	61
Total contractual cash obligations(4)	$325	$271	$1,377	$223	$711	$4,725	$7,632

(1)	Long-term debt obligations consist primarily of our senior unsecured notes and revolving credit facility and exclude debt discount and interest.

(2)	Interest payments consist primarily of interest on our fixed-rate debt.

(3)	Purchase obligations consist of commitments for purchases of goods and services.

(4)
Total contractual cash obligations in the table above exclude income taxes as we are unable to make a reasonably reliable estimate of the timing for the remaining payments in future years. As of September 26, 2014, we recorded gross unrecognized tax benefits of $49 million and gross interest and penalties of $2 million. See Note 6 to the Consolidated and Combined Financial Statements for further information.

As of September 26, 2014, standby letters of credit related to our insurance programs were immaterial.
Off-Balance Sheet Arrangements
As of September 26, 2014, we had no material off-balance sheet arrangements.
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
Revenue Recognition
Substantially all of our revenue is generated by contractual monthly recurring fees received for monitoring services provided to customers. Revenue from monitoring services is recognized as those services are provided to customers. Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The balance of deferred revenue is included in current liabilities or long-term liabilities, as appropriate.
For transactions in which we retain ownership of the security system, non-refundable fees (referred to as deferred subscriber acquisition revenue) received in connection with the initiation of a monitoring contract are deferred and amortized over the estimated life of the customer relationship. Transactions in which we transfer ownership of the security system to the customer occur only in certain limited circumstances.

Early termination of the contract by the customer results in a termination charge in accordance with the customer contract, which is recognized when collectability is reasonably assured.
Subscriber System Assets, Deferred Subscriber Customer Acquisition Costs and Dealer Intangibles
We record certain assets in connection with the acquisition of new customers depending on how the accounts are generated: subscriber system assets and related deferred subscriber acquisition costs for customer accounts generated internally, and dealer intangibles for customer accounts that are generated through the ADT dealer program. Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which we retain ownership of the security system. Deferred subscriber acquisition costs represent direct and incremental selling expenses (i.e. commissions) related to acquiring the customer and do not exceed deferred subscriber acquisition revenue. Dealer intangibles represent contracts and related customer relationships generated through the ADT dealer program which are recorded upon acquisition at their contractually determined purchase price.
Dealer intangibles, subscriber system assets and related deferred subscriber acquisition costs and revenue are accounted for using pools based on the month and year of customer acquisition. We amortize these pooled assets using an accelerated method over the expected life of the customer relationship, which is 15 years. We periodically perform lifing studies to estimate the expected life of the customer relationship and the attrition pattern of our customers. The lifing studies are based on historical customer terminations and are used to establish the amortization rates of our customer account pools in order to reflect the pattern of future benefit. The results of the lifing studies indicate that we can expect attrition to be greatest in the initial years of asset life; therefore, an accelerated method best matches the future amortization cost with the estimated revenue stream from these customer pools.
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
Acquisitions
We account for acquired businesses using the purchase method of accounting. Under the purchase method, our Consolidated and Combined Financial Statements reflect the operations of an acquired business starting from the completion of the acquisition. In addition, the assets acquired and liabilities assumed are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.
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
We recorded no goodwill impairments in conjunction with our annual goodwill impairment assessment, performed as of the first day of the fourth quarter of fiscal year 2014. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine whether an impairment charge would result or if such a charge would be material. We will continue to monitor the recoverability of our goodwill.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the business may include such items as: a prolonged downturn in the business environment (i.e. sales volumes and prices), changes in economic conditions that significantly differ from our assumptions in timing or degree, volatility in equity and debt markets resulting in higher discount rates and unexpected regulatory changes.

Long-Lived Assets
We review long lived assets held and used by us, including property and equipment and amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset group may not be fully recoverable. If an impairment is determined to exist, we calculate any related impairment loss based on fair value.
Impairments on long-lived assets to be disposed of are determined based upon the fair value less cost to sell of the applicable assets. The calculation of the fair value of long-lived assets is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
Income Taxes
For purposes of our Consolidated and Combined Financial Statements for periods prior to the Separation, income tax expense, deferred tax balances and tax carryforwards were recorded as if ADT filed tax returns on a standalone basis separate from Tyco ("Separate Return Method"). The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods prior to the Separation. The deferred tax balances reflected in our Consolidated Balance Sheets as of September 26, 2014 and September 27, 2013 have been recorded on a consolidated return basis. The calculation of income taxes for the Company requires a considerable amount of judgment and use of both estimates and allocations. Prior to the Separation, we primarily operated within a Tyco U.S. consolidated group and within a standalone Canadian entity. In certain instances, tax losses or credits generated by Tyco's other businesses continue to be available to us in periods after the Separation.
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
Interest Rate Risk
We have long term debt which includes fixed rate debt and a revolving credit facility that bears interest based on floating London Interbank Offered Rate ("LIBOR"). As a result, we are exposed to fluctuations in interest rates on our long term debt. Long term debt excluding capital lease and other long term obligations was $5.1 billion and $3.3 billion as of September 26, 2014 and September 27, 2013, respectively. See "Item 7. Liquidity and Capital Resources" for more information on our debt offerings and any outstanding debt. As of September 26, 2014, a hypothetical 10% increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $151 million and would not materially impact earnings or cash flows. As of September 26, 2014, the exposure associated with our variable rate borrowings to a hypothetical 10% increase or decrease in interest rates was not material to earnings, fair values or cash flows.
To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. During the year ended September 26, 2014, we entered into interest rate swap transactions to hedge $1 billion of our fixed rate debt. The interest rate swap transactions are designated as fair value hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on the fixed-rate notes to floating rates. As of September 26, 2014, our exposure to a hypothetical 10% increase or decrease in interest rates was not material to earnings, fair values or cash flows associated with the swap contracts.
Foreign Currency Risk
We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business, but our results are reported in U.S. dollars.
We are periodically exposed to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. We may from time to time use financial derivatives, which may include forward foreign currency exchange contracts and foreign currency options, to hedge this risk. We generally do not hedge investments in foreign subsidiaries since such investments are long-term in nature. We hedge our exposure to fluctuations in foreign currency exchange rates through the use of forward foreign currency exchange contracts.
During fiscal year 2014, our largest exposure to foreign exchange rates existed with the Canadian dollar against the U.S. dollar. As of September 26, 2014, our exposure to a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Canadian dollar exchange rate was not material to earnings, fair values or cash flows.

Item 8. Financial Statements and Supplementary Data.
The following consolidated and combined financial statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of September 26, 2014 and September 27, 2013

•	Consolidated and Combined Statements of Operations for the years ended September 26, 2014, September 27, 2013 and September 28, 2012

•	Consolidated and Combined Statements of Comprehensive Income for the years ended September 26, 2014, September 27, 2013 and September 28, 2012

•	Consolidated and Combined Statements of Stockholders' Equity for the years ended September 26, 2014, September 27, 2013 and September 28, 2012

•	Consolidated and Combined Statements of Cash Flows for the years ended September 26, 2014, September 27, 2013 and September 28, 2012

•	Notes to Consolidated and Combined Financial Statements

•	Financial Statement Schedule:
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the possible controls and procedures. Each reporting period, we carry out an evaluation, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on management's evaluation, our principal executive officer and principal financial officer have concluded that, as of September 26, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In accordance with the SEC's published guidance, the internal control over financial reporting of Protectron, which was acquired on July 8, 2014, was excluded from our evaluation of the effectiveness of our disclosure controls and procedures as of September 26, 2014. As of September 26, 2014, Protectron’s assets and equity represent approximately 5.8% and 6.7% of our assets and equity, respectively. For fiscal year 2014, Protectron's revenue and net income each represent approximately 1.0% of our revenue and net income.

Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the registrant, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of September 26, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). In accordance with the SEC's published guidance, the internal control over financial reporting of Protectron, which was acquired on July 8, 2014, was excluded from our evaluation of the effectiveness of our internal control over financial reporting as of September 26, 2014. As of September 26, 2014, Protectron’s assets and equity represent approximately 5.8% and 6.7% of our assets and equity, respectively. For fiscal year 2014, Protectron's revenue and net income each represent approximately 1.0% of our revenue and net income. Based on our assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 26, 2014.
Our internal control over financial reporting as of September 26, 2014, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report provided following the Index to Consolidated and Combined Financial Statements, which is presented following Item 15 of this report.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated herein by reference is the text to be included under the captions "Corporate Governance of the Company - Board of Directors" (including all sub-captions thereunder), "Proposal Number One - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance of the Company - Director Nomination Process" to be included in our definitive proxy statement ("2015 Proxy Statement") for our 2015 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year covered by this report. Also incorporated herein by reference is information concerning our executive officers which is found in Item 1 of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."
ADT's Code of Conduct, which applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as all other employees and directors of ADT, meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K. Our Code of Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the New York Stock Exchange, Inc. Our Code of Conduct is posted on the "Investor Relations" section of our website at www.adt.com under the heading "Corporate Governance." We will also provide a copy of our Code of Conduct to stockholders upon request. We disclose, if required, any amendments to our Code of Conduct, as well as any waivers for executive officers or directors, on our website.
Item 11. Executive Compensation.
Incorporated herein by reference is the text to be included under the captions "Compensation of Executive Officers," "Compensation Discussion and Analysis" (and all sub-captions thereunder), "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Fiscal Year 2014 NEO Compensation" (and all sub-captions thereunder) and "Compensation of Non-Management Directors" in our 2015 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated herein by reference is the text to be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2015 Proxy Statement. Also incorporated herein by reference is information concerning compensation plans under which our equity securities are authorized for issuance which is found in Item 5 of this Annual Report on Form 10-K under the caption "Securities Authorized for Issuance Under Equity Compensation Plans."
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Incorporated herein by reference is the text to be included under the captions "Corporate Governance of the Company - Board of Directors" (including all sub-captions thereunder), "Corporate Governance of the Company - Director Independence," "Corporate Governance of the Company - Guidelines for Related Party Transactions" and "Other Matters - Certain Relationships and Related Party Transactions" in our 2015 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Incorporated herein by reference is the text to be included under the caption "Proposal Number Two - Ratification of the Appointment of Independent Registered Public Accounting Firm" (including all sub-captions thereunder) in our 2015 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	The financial statements listed in the "Index to Consolidated and Combined Financial Statements"

2.	The financial statement schedules listed in the "Index to Consolidated and Combined Financial Statements"

3.	The exhibits listed in the "Index to Exhibits"

(b)	See Item 15(a)(3)

(c)	See Item 15(a)(2)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ADT CORPORATION

Date: November 12, 2014	By:	/s/ Michael Geltzeiler

Michael Geltzeiler
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity

/s/ Naren Gursahaney	Chief Executive Officer and Director (Principal Executive Officer)	November 12, 2014
Naren Gursahaney		Date

/s/ Michael Geltzeiler	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 12, 2014
Michael Geltzeiler		Date

/s/ Michele Kirse	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	November 12, 2014
Michele Kirse		Date

*	Director	November 12, 2014
Thomas Colligan		Date

*	Director	November 12, 2014
Richard J. Daly		Date

*	Director	November 12, 2014
Timothy Donahue		Date

*	Director	November 12, 2014
Robert Dutkowsky		Date

*	Director	November 12, 2014
Bruce Gordon		Date

*	Director	November 12, 2014
Bridgette Heller		Date

*	Director	November 12, 2014
Kathleen Hyle		Date

* /s/ Michael Geltzeiler		November 12, 2014
Michael Geltzeiler		Date
Attorney-in-fact

THE ADT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The ADT Corporation
Boca Raton, Florida
We have audited the accompanying consolidated balance sheets of The ADT Corporation and subsidiaries (previously the North American Residential Security Business of Tyco International Ltd.) (the "Company") as of September 26, 2014 and September 27, 2013, and the related consolidated and combined statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 26, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of The ADT Corporation and subsidiaries as of September 26, 2014 and September 27, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 26, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated and combined financial statements, prior to the separation of the Company from Tyco International Ltd. ("Tyco"), the Company was comprised of the assets and liabilities used in managing and operating the North American Residential Security Business of Tyco. For periods prior to the separation of the Company from Tyco, the consolidated and combined financial statements also include allocations from Tyco. These allocations may not be reflective of the actual level of assets, liabilities, or costs which would have been incurred had the Company operated as a separate entity apart from Tyco.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 26, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Boca Raton, Florida
November 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The ADT Corporation
Boca Raton, Florida
We have audited the internal control over financial reporting of The ADT Corporation and subsidiaries (the "Company") as of September 26, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Reliance Protectron, Inc. ("Protectron"), which was acquired on July 8, 2014 and whose financial statements constitute approximately 5.8% of total assets, 6.7% of net assets, 1.0% of total revenues, and 1.0% of net income of the consolidated financial statement amounts as of and for the fiscal year ended September 26, 2014. Accordingly, our audit did not include the internal control over financial reporting at Protectron. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements and financial statement schedule as of and for the fiscal year ended September 26, 2014 of the Company and our report dated November 12, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Boca Raton, Florida
November 12, 2014

THE ADT CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 26, 2014 and September 27, 2013
(in millions, except share and per share data)

	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$66	$138
Accounts receivable trade, less allowance for doubtful accounts of $24 and $27, respectively	101	86
Inventories	76	66
Prepaid expenses and other current assets	55	85
Deferred income taxes	111	205
Total current assets	409	580
Property and equipment, net	265	235
Subscriber system assets, net	2,260	2,002
Goodwill	3,738	3,476
Intangible assets, net	3,120	2,922
Deferred subscriber acquisition costs, net	571	520
Other assets	186	178
Total Assets	$10,549	$9,913

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$4	$3
Accounts payable	208	203
Accrued and other current liabilities	253	264
Income taxes payable	7	43
Deferred revenue	236	245
Total current liabilities	708	758
Long-term debt	5,096	3,373
Deferred subscriber acquisition revenue	838	769
Deferred tax liabilities	651	551
Other liabilities	128	140
Total Liabilities	7,421	5,591

Commitments and contingencies (See Note 7)

Stockholders' Equity:
Common stock - authorized 1,000,000,000 shares of $0.01 par value; issued and outstanding shares - 174,109,318 as of September 26, 2014 and 208,980,690 as of September 27, 2013	2	2
Additional paid-in capital	2,643	3,957
Retained earnings	445	283
Accumulated other comprehensive income	38	80
Total Stockholders' Equity	3,128	4,322
Total Liabilities and Stockholders' Equity	$10,549	$9,913
See Notes to Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
Fiscal Years Ended September 26, 2014, September 27, 2013 and September 28, 2012
(in millions, except per share data)

	2014	2013	2012
Revenue	$3,408	$3,309	$3,228
Cost of revenue	1,457	1,378	1,374
Selling, general and administrative expenses	1,231	1,173	1,125
Radio conversion costs (See Note 1)	44	—	—
Separation costs (See Note 1)	17	23	7
Operating income	659	735	722
Interest expense, net	(192)	(117)	(92)
Other (expense) income	(35)	24	—
Income before income taxes	432	642	630
Income tax expense	(128)	(221)	(236)
Net income	$304	$421	$394

Net income per share:
Basic	$1.67	$1.90	$1.70
Diluted	$1.66	$1.88	$1.67

Weighted-average number of shares:
Basic	182	222	232
Diluted	183	224	236
See Notes to Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years Ended September 26, 2014, September 27, 2013 and September 28, 2012
(in millions)

	2014	2013	2012
Net income	$304	$421	$394
Other comprehensive (loss) income:
Foreign currency translation and other, net of tax	(42)	(13)	14
Total other comprehensive (loss) income, net of tax	(42)	(13)	14
Comprehensive income	$262	$408	$408
See Notes to Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal Years Ended September 26, 2014, September 27, 2013 and September 28, 2012
(in millions)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Parent Company Investment	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance as of September 30, 2011	—	$—	$—	$5,152	$79	$5,231
Comprehensive income:
Other comprehensive income					14	14
Net income				394		394
Conversion of parent company investment	231	2	5,062	(5,546)		(482)
Balance as of September 28, 2012	231	$2	$5,062	$—	$93	$5,157

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of September 28, 2012	231	$2	$5,062	$—	$93	$5,157
Comprehensive income (loss):
Other comprehensive loss					(13)	(13)
Net income				421		421
Dividends declared ($0.625 per share)				(138)		(138)
Common stock repurchases	(27)		(1,274)			(1,274)
Exercise of stock options and vesting of restricted stock units	5		85			85
Stock-based compensation expense			19			19
Separation-related adjustments to additional paid-in capital			65			65
Balance as of September 27, 2013	209	2	3,957	283	80	4,322
Comprehensive income (loss):
Other comprehensive loss					(42)	(42)
Net income				304		304
Dividends declared ($0.80 per share)				(142)		(142)
Common stock repurchases	(36)		(1,353)			(1,353)
Exercise of stock options and vesting of restricted stock units	1		17			17
Stock-based compensation expense			20			20
Other			2			2
Balance as of September 26, 2014	174	$2	$2,643	$445	$38	$3,128
See Notes to Consolidated and Combined Financial Statements

THE ADT CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
Fiscal Years Ended September 26, 2014, September 27, 2013 and September 28, 2012
(in millions)

	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$304	$421	$394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization	1,040	942	871
Amortization of deferred subscriber acquisition costs	131	123	111
Amortization of deferred subscriber acquisition revenue	(151)	(135)	(120)
Stock-based compensation expense	20	19	7
Deferred income taxes	123	207	22
Provision for losses on accounts receivable and inventory	41	51	53
Other non-cash items	3	7	12
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(52)	(55)	(33)
Inventories	(5)	(25)	(30)
Accounts payable	(18)	58	(9)
Accrued and other liabilities	(7)	35	19
Income taxes, net	(30)	16	184
Deferred subscriber acquisition costs	(184)	(181)	(147)
Deferred subscriber acquisition revenue	226	232	161
Other	78	(49)	(2)
Net cash provided by operating activities	1,519	1,666	1,493
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(526)	(555)	(648)
Subscriber system assets	(658)	(580)	(378)
Capital expenditures	(84)	(71)	(61)
Acquisition of businesses, net of cash acquired	(517)	(162)	—
Other investing	(7)	(26)	(9)
Net cash used in investing activities	(1,792)	(1,394)	(1,096)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	17	85	—
Repurchases of common stock under approved program	(1,384)	(1,235)	—
Dividends paid	(132)	(112)	—
Proceeds received for allocation of funds related to the Separation	—	61	—
Proceeds from long-term borrowings	2,100	850	2,489
Repayment of long-term debt	(378)	(3)	(1)
Allocated debt activity	—	—	(1,482)
Change in parent company investment	—	—	(1,148)
Change in due to from Tyco and affiliates	—	—	(63)
Other financing	(21)	(12)	(26)
Net cash provided by (used in) financing activities	202	(366)	(231)
Effect of currency translation on cash	(1)	(2)	3
Net (decrease) increase in cash and cash equivalents	(72)	(96)	169
Cash and cash equivalents at beginning of year	138	234	65
Cash and cash equivalents at end of year	$66	$138	$234

Supplementary Cash Flow Information:
Interest paid	$171	$107	$83
Income taxes paid, net of refunds	61	(2)	30
See Notes to Consolidated and Combined Financial Statements

THE ADT CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business—The ADT Corporation ("ADT” or the “Company"), a company incorporated in the state of Delaware, is a leading provider of monitored security, interactive home and business automation and related monitoring services in the United States and Canada.
Separation from Tyco International Ltd.—On September 19, 2011, Tyco International Ltd. ("Tyco" or "Parent") announced that its board of directors had approved a plan to separate Tyco into three separate, publicly traded companies, identifying the ADT North American Residential Security Business of Tyco as one of those three companies. In conjunction with this plan, prior to September 28, 2012, Tyco transferred the equity interests of the entities that held all of the assets and liabilities of its residential and small business security business in the United States and Canada to ADT. Effective on September 28, 2012 (the "Distribution Date"), Tyco distributed all of its shares of ADT to Tyco’s stockholders of record as of the close of business on September 17, 2012 (the "Separation"). On the Distribution Date, each of the stockholders of Tyco received one share of ADT common stock for every two shares of common stock of Tyco held on September 17, 2012.
The Separation was completed pursuant to the Separation and Distribution Agreement, dated as of September 26, 2012, between Tyco and ADT (the "2012 Separation and Distribution Agreement"). This agreement provided for the allocation to ADT of certain of Tyco's assets, liabilities and obligations attributable to periods prior to the Separation, which is reflected in the Company's Consolidated Balance Sheet as of September 28, 2012.
Basis of Presentation—The Consolidated and Combined Financial Statements have been prepared in United States dollars ("USD") and in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Unless otherwise indicated, references to 2014, 2013 and 2012 are to the Company's fiscal years ended September 26, 2014, September 27, 2013 and September 28, 2012, respectively.
The Consolidated and Combined Financial Statements reflect the Company's financial position, results of operations and cash flows in conformity with GAAP. The Consolidated Balance Sheets as of September 26, 2014 and September 27, 2013 reflect the consolidated financial position of ADT and its subsidiaries as an independent publicly-traded company. Additionally, the Company's Statements of Operations, Comprehensive Income and Cash Flows for the years ended September 26, 2014 and September 27, 2013 reflect ADT's consolidated operations and cash flows as a standalone company. Prior to the Separation, the Company's financial position, results of operations and cash flows consisted of Tyco's residential and small business security business in the United States, Canada and certain U.S. territories and were derived from Tyco's historical accounting records and presented on a carve-out basis. As such, the Company's Statements of Operations, Comprehensive Income and Cash Flows for fiscal year 2012 consist of the combined results of operations and cash flows of the ADT North American Residential Security Business of Tyco.
For periods prior to the Separation, the Company's financial statements included allocations of certain working capital, property and equipment, and operating expense balances. In addition, debt and related interest expense as well as certain general corporate overhead expenses were allocated by Tyco to the Company for the financial statements presented on a carve-out basis. The allocation of corporate overhead expenses from Tyco was based on the relative proportion of either the Company's headcount or revenue to Tyco's consolidated headcount or revenue. Such allocations are believed to be reasonable; however, they may not be indicative of the actual results of the Company had the Company been operating as an independent, publicly traded company for the periods presented or the amounts that will be incurred by the Company in the future. Corporate overhead expenses primarily related to centralized corporate functions, including finance, treasury, tax, legal, information technology, internal audit, human resources and risk management functions. During fiscal year 2012, the Company was allocated $52 million of general corporate expenses incurred by Tyco which are included within selling, general and administrative expenses in the Consolidated and Combined Statements of Operations. The allocation of interest expense from Tyco was based on an assessment of the Company's share of Tyco's external debt using historical data. During fiscal year 2012, the Company was allocated $64 million of interest expense incurred by Tyco. See Note 5 for information on interest expense.
The Company has a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2014, 2013 and 2012 were 52-week years.
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
Revenue Recognition—Substantially all of the Company's revenue is generated by contractual monthly recurring fees received for monitoring services provided to customers. Revenue from monitoring services is recognized as those services are provided to customers. Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The balance of deferred revenue is included in current liabilities or long-term liabilities, as appropriate.
For transactions in which the Company retains ownership of the security system, non-refundable fees (referred to as deferred subscriber acquisition revenue) received in connection with the initiation of a monitoring contract are deferred and amortized over the estimated life of the customer relationship. Transactions in which the Company transfers ownership of the security system to the customer occur only in certain limited circumstances.
Early termination of the contract by the customer results in a termination charge in accordance with the customer contract, which is recognized when collectability is reasonably assured. The amounts of contract termination charges recognized in revenue during fiscal years 2014, 2013 and 2012 were not material.
Advertising—Advertising costs which amounted to $168 million, $163 million and $155 million for fiscal years 2014, 2013 and 2012, respectively, are expensed when incurred and are included in selling, general and administrative expenses.
Radio Conversion Costs—During fiscal year 2013, the Company implemented a three-year conversion program to replace 2G cellular technology used in many of its security systems. During fiscal year 2014, the Company incurred charges related to the conversion program of $44 million. There were no charges incurred for fiscal year 2013. These costs are reflected in radio conversion costs in the Consolidated and Combined Statements of Operations.
Separation Costs—Charges incurred directly related to the Separation are reflected in Separation costs in the Company's Consolidated and Combined Statements of Operations.
Other (Expense) Income—During fiscal year 2014, the Company recorded $35 million of other expense, which is comprised primarily of $38 million of non-taxable expense representing a reduction in the receivable from Tyco pursuant to the tax sharing agreement entered into in conjunction with the Separation largely due to the resolution of certain components of the Company's unrecognized tax benefits. During fiscal year 2013, the Company recorded $24 million of other income, which is comprised primarily of $23 million of non-taxable income recorded pursuant to the tax sharing agreement for amounts owed by Tyco and Pentair Ltd. in connection with the exercise of ADT share based awards held by certain Tyco and Pentair Ltd. employees. See Note 6 for further information.
Translation of Foreign Currency—The Company's Consolidated and Combined Financial Statements are reported in U.S. dollars. A portion of the Company's business is transacted in Canadian dollars. The Company's Canadian entity maintains its records in Canadian dollars. The assets and liabilities are translated into U.S. dollars using rates of exchange at the balance sheet date and translation adjustments are recorded in accumulated other comprehensive income. Revenue and expenses are translated at average rates of exchange in effect during the year.
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

Inventories—Inventories are recorded at the lower of cost or market value. Cost is computed using standard cost, which approximates average cost. Inventories consisted of the following ($ in millions):

	September 26, 2014	September 27, 2013
Work in progress	$2	$3
Finished goods	74	63
Inventories	$76	$66
Property and Equipment, Net—Property and equipment, net is recorded at cost less accumulated depreciation. Depreciation expense on property and equipment for fiscal years 2014, 2013 and 2012 was $70 million, $48 million and $38 million, respectively. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	Up to 40 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Other machinery, equipment and furniture and fixtures	3 to 14 years
Subscriber System Assets and Deferred Subscriber Acquisition Costs—The Company records certain assets in connection with the acquisition of new customers depending on how the accounts are generated: subscriber system assets and deferred subscriber acquisition costs for customer accounts that are generated internally, and dealer intangibles for customer accounts that are generated through the ADT dealer program.
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. These assets embody a probable future economic benefit as they generate future monitoring revenue for the Company. The Company pays property taxes on the subscriber system assets and upon customer termination, may retrieve such assets. Accumulated depreciation of subscriber system assets was $2.4 billion and $2.2 billion as of September 26, 2014 and September 27, 2013, respectively. Depreciation expense relating to subscriber system assets for fiscal years 2014, 2013 and 2012 was $381 million, $325 million and $287 million, respectively.
Deferred subscriber acquisition costs represent direct and incremental selling expenses (i.e. commissions) related to acquiring the customer. Commissions paid in connection with the establishment of the monitoring contract are determined based on a percentage of the contractual fees and do not exceed deferred subscriber acquisition revenue. Amortization expense relating to deferred subscriber acquisition costs for fiscal years 2014, 2013 and 2012 was $131 million, $123 million and $111 million, respectively.
Subscriber system assets and any related deferred subscriber acquisition costs and deferred subscriber acquisition revenue resulting from the customer acquisition are accounted for using pools based on the month and year of acquisition. The Company amortizes its pooled subscriber system assets and related deferred costs and deferred revenue using an accelerated method over the expected life of the customer relationship, which is 15 years. In order to align the amortization of subscriber system assets and related deferred costs and deferred revenue to the pattern in which their economic benefits are consumed, the accelerated method utilizes an average declining balance rate of 245% and converts to straight-line methodology when the resulting amortization charge is greater than that from the accelerated method, resulting in an average amortization of 59% of the pool within the first five years, 24% within the second five years and 17% within the final five years.
Dealer and Other Amortizable Intangible Assets, Net—Intangible assets primarily include contracts and related customer relationships. Certain contracts and related customer relationships are generated from an external network of independent dealers who operate under the ADT dealer program. These contracts and related customer relationships are recorded at their contractually determined purchase price. During the charge-back period, generally thirteen months, any cancellation of monitoring service, including those that result from customer payment delinquencies, results in a charge-back by the Company to the dealer for the full amount of the contract purchase price. The Company records the amount charged back to the dealer as a reduction of the intangible assets.
Intangible assets arising from the ADT dealer program described above are accounted for using pools based on the month and year of acquisition. The Company amortizes its pooled dealer intangible assets using an accelerated method over the expected life of the customer relationship, which is 15 years. The accelerated method for amortizing these intangible assets utilizes an average declining balance rate of 300% and converts to straight-line methodology when the resulting amortization charge is greater than that from the accelerated method, resulting in an average amortization of 67% of the pool within the first five years, 22% within the second five years and 11% within the final five years.

Other amortizable intangible assets are amortized on a straight-line basis over 5 to 40 years. The Company evaluates the amortization methods and remaining useful lives of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the amortization method or remaining useful lives.
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
Goodwill—Goodwill is assessed for impairment annually and more frequently if events or changes in business circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows and other market data. There are inherent uncertainties related to these factors which require judgment in applying them to the testing of goodwill for impairment. The Company performs its annual impairment tests for goodwill as of the first day of the Company's fourth fiscal quarter of each year. See Note 4 for further information.
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
As discussed above, the two-step, quantitative goodwill impairment test is performed either at the Company's election or when the results of the qualitative goodwill assessment indicate that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. Under the two-step, quantitative goodwill impairment test, the Company first compares the fair value of its reporting unit with its carrying amount. The estimated fair value of the reporting unit used in the goodwill impairment test is determined utilizing a discounted cash flow analysis based on the Company's forecasts discounted using market participants' weighted average cost of capital and market indicators of terminal year cash flows. If the carrying amount of the Company’s reporting unit exceeds its fair value, goodwill is considered potentially impaired and step two of the goodwill impairment test is performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, the Company compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of its reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of its reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.
Accrued Expenses and Other Current Liabilities—Included in accrued and other current liabilities in the Company's Consolidated Balance Sheets are amounts for payroll-related accruals of $45 million and $48 million as of September 26, 2014 and September 27, 2013, respectively. Also included in accrued and other current liabilities are customer advances, which totaled $35 million and $38 million as of September 26, 2014 and September 27, 2013, respectively.
Parent Company Investment—Prior to the Separation, Tyco's historical investment in the Company, the Company's accumulated net earnings after taxes, and the net effect of transactions with and allocations from Tyco is shown as Parent company investment in the Consolidated and Combined Statements of Stockholders' Equity. See discussion under “Basis of Presentation” for additional information on the allocation of expenses to the Company by Tyco for periods prior to the Separation.

Income Taxes—For purposes of the Company's Consolidated and Combined Financial Statements for periods prior to the Separation, income tax expense, deferred tax balances and tax carryforwards have been recorded as if ADT filed tax returns on a standalone basis separate from Tyco ("Separate Return Method"). The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for the periods prior to the Separation. The deferred tax balances reflected in the Company's Consolidated Balance Sheets as of September 26, 2014 and September 27, 2013 have been recorded on a consolidated return basis. The calculation of income taxes for the Company requires a considerable amount of judgment and use of both estimates and allocations. Prior to the Separation, the Company primarily operated within a Tyco U.S. consolidated group and within a standalone Canadian entity. In certain instances, tax losses or credits generated by Tyco's other businesses continue to be available to the Company in periods after the Separation.
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
Financial Instruments—The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and derivative financial instruments. Due to their short-term nature, the fair value of cash and cash equivalents, including the money market mutual funds, accounts receivable and accounts payable approximated book value as of September 26, 2014 and September 27, 2013.
Cash Equivalents—Included in cash and cash equivalents are available-for-sale securities, representing cash invested in money market mutual funds of nil and $124 million, as of September 26, 2014 and September 27, 2013 respectively. These investments are classified as Level 1 for purposes of fair value measurement, which is performed each reporting period. Any unrealized holding gains or losses are excluded from earnings and reported in other comprehensive income until realized.

Long-Term Debt Instruments—The fair value of the Company's unsecured notes as of September 27, 2013 was determined using prices for ADT's securities obtained from external pricing services, which is considered a Level 2 input. Subsequently, the Company completed exchange offers for the $2.5 billion notes issued in July 2012, the $700 million notes issued in January 2013 and the $1.0 billion notes issued in October 2013. See Note 5 for further information on the Company's exchange offers. The completion of these exchange offers enables the Company to use broker-quoted market prices to determine the fair value of its debt. Therefore the fair value of the Company's unsecured notes as of September 26, 2014 was determined using these quoted market prices, which is considered a Level 2 input. The carrying amount of debt outstanding under the Company's revolving credit facility approximates fair value as interest rates on these borrowings approximate current market rates, which are considered Level 2.
The carrying value and fair value of the Company's debt that is subject to fair value disclosures as of September 26, 2014 and September 27, 2013 is as follows ($ in millions):

	September 26, 2014		September 27, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt instruments, excluding capital lease obligations	$5,065	$4,759	$3,340	$2,892
Derivative Instruments—All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. For derivative financial instruments designated as fair value hedges, the changes in fair value of both the derivatives and the hedged items are recognized currently in the Consolidated and Combined Statements of Operations. The fair values of the Company’s derivative financial instruments are not material.
During the year ended September 26, 2014, the Company entered into interest rate swap transactions to hedge $500 million of its $1 billion, 6.250% fixed-rate notes due October 2021, and all $500 million of its 4.125% fixed-rate notes due April 2019. These transactions are designated as fair value hedges with the objective of managing the exposure to interest rate risk by converting the interest rates on the fixed-rate notes to floating rates. These transactions did not have a material impact on the Company's Consolidated and Combined Financial Statements as of and for the year ended September 26, 2014.
Restructuring and Other Charges—During the year ended September 26, 2014, the Company recognized $8 million in severance charges related to the separation of employees in conjunction with actions taken to reduce general and administrative expenses, $5 million of which was paid as of September 26, 2014. In addition, during the year ended September 26, 2014, the Company recognized $6 million in charges, primarily related to a loss on the sublease of a portion of its office space and $3 million of other costs associated with consulting services focused on identifying actions to reduce its cost structure and streamline operations.
The Company also recognized other charges of $8 million related to accelerated depreciation on certain assets abandoned in connection with the rationalization of its business processes and system landscape. Restructuring and other charges during fiscal years 2013 and 2012 were immaterial.
Guarantees—In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows. As of September 26, 2014 and September 27, 2013, the Company did not have material guarantees.
Recent Accounting Pronouncements—In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for the presentation of comprehensive income. The guidance amended the reporting of Other Comprehensive Income ("OCI") by eliminating the option to present OCI as part of the statement of stockholders' equity. The amendment does not impact the accounting for OCI, but does impact its presentation in the Company's Consolidated and Combined Financial Statements. The guidance requires that items of net income and OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements which include total net income and its components, consecutively followed by total OCI and its components to arrive at total comprehensive income. In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. The guidance became effective for the Company in the first quarter of fiscal year 2013 and has been retrospectively applied for the fiscal year ended September 28, 2012. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

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
In February 2013, the FASB issued authoritative guidance which expands the disclosure requirements for amounts reclassified out of accumulated other comprehensive income ("AOCI"). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component and present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance became effective for the Company in the first quarter of fiscal year 2014. The adoption of this guidance did not have a significant impact on the Company's Consolidated and Combined Financial Statements, as any reclassifications out of AOCI were immaterial.
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
2. Acquisitions
Dealer Generated Customer Accounts and Bulk Account Purchases
During fiscal years 2014, 2013 and 2012, the Company paid $526 million, $555 million and $648 million, respectively, for customer contracts for electronic security services generated under the ADT dealer program and bulk account purchases.
Acquisitions
On July 8, 2014, the Company acquired all of the issued and outstanding capital stock of Reliance Protectron Inc. ("Protectron"), a leading electronic security services company in Canada. The primary purpose of the acquisition was to expand the Company's market share in Canada and create a stronger organization that is better positioned to serve Canadian customers. The consideration transferred in Canadian dollars ("CAD") was CAD $560 million ($525 million), and cash paid during fiscal year 2014 was $517 million, net of cash acquired. The transaction was financed with borrowings of $375 million under the Company's revolving credit facility and cash on hand.

Under the acquisition method of accounting, the purchase price has been allocated to Protectron's tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value using available information and making assumptions management believes are reasonable. The excess of the purchase price over those fair values was recorded as goodwill. The following table summarizes the allocation of the purchase price of this acquisition and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for fiscal year 2014:

Estimated fair value of assets acquired and liabilities assumed (in millions):
Cash and cash equivalents	$5
Customer relationships	253
Trade name and other intangibles	43
Goodwill	296
Deferred tax liabilities	(65)
Other, net	(7)
Consideration transferred	$525
The purchase price allocation for the Protectron acquisition as of September 26, 2014 is preliminary and remains subject to post-closing adjustments. The amortization period for intangible assets acquired ranges from 7 to 20 years. The Company recorded approximately $296 million of goodwill, reflecting the strategic fit and the value of Protectron's recurring revenue and earnings growth potential to the Company. The goodwill amount is not deductible for tax purposes. Protectron's impact on the Company’s Consolidated Results of Operations for fiscal year 2014 and pro-forma results for fiscal years 2014 and 2013 is immaterial.
On August 2, 2013, the Company acquired all of the issued and outstanding capital stock of Devcon Security Holdings, Inc. ("Devcon Security") for cash consideration of $146 million, net of cash acquired. Devcon Security provides alarm monitoring services and related equipment to residential homes, businesses and homeowners associations in the United States. As part of this acquisition, the Company recognized intangible assets of $84 million in customer relationships and $60 million of goodwill as well as insignificant amounts of net working capital and tangible assets. On October 1, 2012, the Company completed its acquisition of Absolute Security, which had been an ADT authorized dealer, with $16 million of cash paid during fiscal year 2013. As part of this acquisition, the Company recognized $20 million of goodwill.
These acquisitions were not material to the Company's financial statements. There was no acquisition made by the Company during fiscal year 2012.
3. Property and Equipment
Property and equipment consisted of the following ($ in millions):

	September 26, 2014	September 27, 2013
Land	$9	$9
Buildings and leasehold improvements	101	80
Machinery and equipment	392	389
Property under capital leases	45	41
Construction in progress	15	29
Accumulated depreciation	(297)	(313)
Property and equipment, net	$265	$235
4. Goodwill and Other Intangible Assets
Goodwill
On the first day of the fiscal fourth quarter of 2014, the Company performed a qualitative impairment assessment for goodwill and concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount and therefore goodwill was not impaired. Additionally, there were no goodwill impairments as a result of performing the Company's annual impairment tests for fiscal years 2013 and 2012.

The changes in the carrying amount of goodwill for the years ended September 26, 2014 and September 27, 2013 are as follows ($ in millions):

Balance as of September 27, 2013	$3,476
Acquisitions	296
Currency translation and other	(34)
Balance as of September 26, 2014	$3,738

Balance as of September 28, 2012	$3,400
Acquisitions	80
Currency translation and other	(4)
Balance as of September 27, 2013	$3,476

Other Intangible Assets
The following table sets forth the gross carrying amounts and accumulated amortization of the Company's other intangible assets as of September 26, 2014 and September 27, 2013 ($ in millions):

	September 26, 2014		September 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$8,098	$(5,022)	$7,697	$(4,780)
Other	51	(7)	13	(8)
Total	$8,149	$(5,029)	$7,710	$(4,788)
Changes in the net carrying amount of contracts and related customer relationships for the years ended September 26, 2014 and September 27, 2013 are as follows ($ in millions):

Balance as of September 27, 2013	$2,917
Acquisition of customer relationships (Protectron)	253
Customer contract additions, net of dealer charge-backs	523
Amortization	(587)
Currency translation and other	(30)
Balance as of September 26, 2014	$3,076

Balance as of September 28, 2012	$2,855
Acquisition of customer relationships (Devcon Security)	84
Customer contract additions, net of dealer charge-backs	552
Amortization	(566)
Currency translation and other	(8)
Balance as of September 27, 2013	$2,917
Other than goodwill, the Company does not have any other indefinite-lived intangible assets as of September 26, 2014 and September 27, 2013. Intangible asset amortization expense for fiscal years 2014, 2013 and 2012 was $589 million, $569 million and $546 million, respectively. The weighted-average amortization periods for contracts and related customer relationships acquired during fiscal years 2014 and 2013 were 14 years and 15 years, respectively.

The estimated aggregate amortization expense for intangible assets is expected to be as follows ($ in millions):

Fiscal 2015	$577
Fiscal 2016	486
Fiscal 2017	408
Fiscal 2018	346
Fiscal 2019	297
5. Debt
Debt as of September 26, 2014 and September 27, 2013 is as follows ($ in millions):

	September 26, 2014	September 27, 2013
Current maturities of long-term debt:
Capital lease obligations and other	$4	$3
Current maturities of long-term debt	4	3

Long-term debt:
2.250% notes due July 2017	750	750
4.125% notes due April 2019	498	—
6.250% notes due October 2021	1,001	—
3.500% notes due July 2022	998	998
4.125% notes due June 2023	700	700
4.875% notes due July 2042	743	742
Revolving credit facility	375	150
Capital lease obligations and other	31	33
Total long-term debt	$5,096	$3,373
Total debt	$5,100	$3,376
Senior Unsecured Notes
Fiscal Year 2014
On October 1, 2013, the Company issued $1 billion aggregate principal amount of 6.250% senior unsecured notes due October 2021 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended (the "October 2013 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $987 million, of which $150 million was used to repay the outstanding borrowings under the Company’s revolving credit facility as of September 27, 2013. The remaining net proceeds were used primarily for repurchases of outstanding shares of ADT's common stock. Interest is payable on April 15 and October 15 of each year and commenced on April 15, 2014. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
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

On March 19, 2014, the Company completed a public offering of $500 million of its 4.125% senior unsecured notes due April 2019. Net cash proceeds from the issuance of this term indebtedness totaled $493 million, of which $200 million was used to repay outstanding borrowings under the Company’s revolving credit facility. The remaining net proceeds were used primarily for general corporate purposes and repurchases of outstanding shares of ADT's common stock. Interest is payable on April 15 and October 15 of each year, and commenced on October 15, 2014. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
Fiscal Year 2013
On January 14, 2013, the Company issued $700 million aggregate principal amount of 4.125% unsecured notes due June 2023 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933, as amended (the "January 2013 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $694 million and were primarily used for the repurchase of outstanding shares of ADT's common stock. Interest is payable on June 15 and December 15 of each year, and commenced on June 15, 2013. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
Fiscal Year 2012
On July 5, 2012, the Company issued $2.5 billion aggregate principal amount of unsecured notes, of which $750 million aggregate principal amount of 2.250% notes will mature on July 15, 2017, $1.0 billion aggregate principal amount of 3.500% notes will mature on July 15, 2022, and $750 million aggregate principal amount of 4.875% notes will mature on July 15, 2042. Cash proceeds from the issuance of this term indebtedness, net of debt issuance costs, totaled approximately $2.47 billion and were used primarily to repay intercompany debt and to make other cash payments to Tyco in conjunction with the Separation. Interest is payable on January 15 and July 15 of each year. The Company may redeem each series of the notes, in whole or in part, at any time at a redemption price equal to the principal amount of the notes to be redeemed, plus a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
As part of the Company's issuances of long-term notes in July 2012 and January 2013, the Company entered into exchange and registration rights agreements with the initial purchasers of the notes. Under each of these agreements, the Company was obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, or provide a shelf registration statement to cover resales of such notes if the exchange offer was not complete within 365 days after closing of the respective notes issuance. On April 1, 2013, the Company commenced an offer to exchange the $2.5 billion notes issued in July 2012, and on April 18, 2013, the Company commenced an offer to exchange the $700 million notes issued in January 2013. These exchange offers were completed during the third quarter of fiscal year 2013.
Revolving Credit Facility
On June 22, 2012, the Company entered into an unsecured senior revolving credit facility with a maturity date of June 22, 2017 and an aggregate commitment of $750 million, which is available to be used for working capital, capital expenditures and other corporate purposes. The interest rate for borrowings under the revolving credit facility is based on the London Interbank Offered Rate ("LIBOR") or an alternative base rate, plus a spread, based upon the Company's credit rating. As of September 26, 2014 and September 27, 2013, the Company had outstanding borrowings under the facility of $375 million and $150 million, respectively, at an interest rate of 1.606% and 1.630%, respectively.
On September 12, 2012 the Company established a $750 million commercial paper program, supported by its revolving credit facility of the same amount. The Company discontinued this commercial paper program on July 31, 2013.
The Company's revolving credit facility contains customary covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), a minimum required ratio of EBITDA to interest expense and limits on incurrence of liens and subsidiary debt. In addition, the indenture governing the Company's senior unsecured notes contains customary covenants including limits on liens and sale/leaseback transactions. Furthermore, acceleration of any obligation under any of the Company's material debt instruments will permit the holders of its other material debt to accelerate their obligations.
As of September 26, 2014, the Company was in compliance with all financial covenants on its debt instruments.

Aggregate annual maturities of long-term debt and capital lease obligations are as follows ($ in millions):

Fiscal 2015	$7
Fiscal 2016	7
Fiscal 2017	1,132
Fiscal 2018	6
Fiscal 2019	506
Thereafter	3,464
Total	5,122
Less amount representing discount on notes	9
Less amount representing interest on capital leases	12
Less hedge accounting fair value adjustment	1
Total	5,100
Less current maturities of long-term debt	4
Total long-term debt	$5,096

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
Interest expense totaled $193 million, $118 million and $93 million for the years ended September 26, 2014, September 27, 2013 and September 28, 2012, respectively. Interest expense for the first nine months of fiscal year 2012 includes allocated interest expense of $64 million. Interest expense for this period was allocated in the same proportion as debt and included the impact of Tyco's interest rate swap agreements designated as fair value hedges. Interest expense for fiscal years 2014, 2013 and the remaining amount of interest expense for fiscal year 2012 primarily represents interest incurred on the Company's unsecured notes. Accrued interest totaled $44 million and $27 million as of September 26, 2014 and September 27, 2013, respectively.
See Note 1 for information on the fair value of the Company's debt.
6. Income Taxes
Significant components of income before income taxes for fiscal years 2014, 2013 and 2012 are as follows ($ in millions):

	2014	2013	2012
United States	$408	$610	$581
Non-U.S.	24	32	49
	$432	$642	$630

Significant components of the income tax provision for fiscal years 2014, 2013 and 2012 are as follows ($ in millions):

	2014	2013	2012
Current:
United States:
Federal	$(17)	$7	$170
State	7	1	36
Non-U.S.	15	6	8
Current income tax provision	$5	$14	$214
Deferred:
United States:
Federal	$110	$172	$21
State	20	33	(6)
Non-U.S.	(7)	2	7
Deferred income tax provision	123	207	22
	$128	$221	$236
The reconciliation between the actual effective tax rate on continuing operations and the statutory U.S. federal income tax rate for fiscal years 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
U.S. state income tax provision, net	4.2%	3.5%	3.4%
Non-U.S. net earnings	(0.5)%	(0.5)%	(0.6)%
Trademark amortization	(5.3)%	(3.6)%	—%
Nondeductible charges	—%	(1.0)%	—%
Resolution of unrecognized tax benefits	(6.5)%	—%	—%
2005-2009 IRS adjustments	3.7%	—%	—%
Other	(1.0)%	1.0%	(0.3)%
Provision for income taxes	29.6%	34.4%	37.5%
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

The components of the Company’s net deferred income tax liability as of September 26, 2014 and September 27, 2013 are as follows ($ in millions):

	September 26, 2014	September 27, 2013
Deferred tax assets:
Accrued liabilities and reserves	$35	$37
Tax loss and credit carryforwards	1,023	1,114
Postretirement benefits	14	15
Deferred revenue	167	161
Other	13	10
	$1,252	$1,337
Deferred tax liabilities:
Property and equipment	(34)	(16)
Subscriber system assets	(633)	(600)
Intangible assets	(1,111)	(1,052)
Other	(10)	(12)
	$(1,788)	$(1,680)
Net deferred tax liability before valuation allowance	(536)	(343)
Valuation allowance	(2)	(2)
Net deferred tax liability	$(538)	$(345)
The net deferred tax liability increased primarily due to accelerated depreciation and amortization and current year net operating loss ("NOL") utilization.
The valuation allowance for deferred tax assets of $2 million as of September 26, 2014 and September 27, 2013, relates to the uncertainty of the utilization of certain state and U.S. deferred tax assets. The Company believes that it is more likely than not that it will generate sufficient future taxable income to realize the tax benefits related to its remaining deferred tax assets, including credit and NOL carryforwards, on the Company's Consolidated Balance Sheet.
As of September 26, 2014, the Company had approximately $2.6 billion of U.S. Federal NOL carryforwards, $1.4 billion of state NOL carryforwards and immaterial foreign NOL carryforwards. The U.S. Federal NOL carryforwards will expire between 2016 and 2033, and the state NOL carryforwards will expire between 2015 and 2033. Although future utilization will depend on the Company's actual profitability and the result of income tax audits, the Company anticipates that its U.S. Federal NOL carryforwards will be fully utilized prior to expiration. Of the $2.6 billion U.S. Federal NOL carryforwards, $0.8 billion was generated by a prior consolidated group. As of September 28, 2012, this amount was subject to Separate Return Limitation Year (“SRLY”) rules which placed limits on the amount of SRLY loss that could offset consolidated taxable income in the future. However, during fiscal year 2013, the Company determined that the SRLY limitation was no longer applicable as an "ownership change" is deemed to have occurred upon Separation from Tyco on September 28, 2012 pursuant to Internal Revenue Code (the "Code") Section 382. Therefore, the tax attributes as of the end of September 2012 are only subject to the limitations provided by Code Sections 382 and 383. The Company does not, however, expect that this limitation will impact its ability to utilize the tax attributes carried forward from pre-Separation periods.
Unrecognized Tax Benefits
As of September 26, 2014 and September 27, 2013, the Company had unrecognized tax benefits of $49 million and $87 million, respectively, of which $49 million and $69 million, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to the unrecognized tax benefits as of September 26, 2014 and September 27, 2013 were not material. All unrecognized tax benefits and related interest were presented as non-current in the Company's Condensed Balance Sheet as of September 26, 2014. As of September 27, 2013, the current portion of the unrecognized tax benefits and the related accrued interest, which totaled $28 million and $8 million, respectively, are reflected in income taxes payable on the Company's Consolidated Balance Sheet.
The impact to the income tax provision for interest and penalties related to unrecognized tax benefits was immaterial for fiscal years 2014, 2013 and 2012.

A rollforward of unrecognized tax benefits for the years ended September 26, 2014, September 27, 2013 and September 28, 2012 is as follows ($ in millions):

	2014	2013	2012
Balance as of beginning of year	$87	$88	$3
Additions based on tax positions contributed in conjunction with the Separation	—	—	85
Reductions related to lapse of statute of limitations	—	(1)	—
Reductions based on tax positions related to prior years	(38)	—	—
Increase related to acquisitions	15	—	—
Decrease due to reductions in the AMT payable	(18)	—	—
Other changes not impacting the income statement	3	—	—
Balance as of end of year	$49	$87	$88
Based on the current status of its income tax audits, the Company believes that it is reasonably possible that no unrecognized tax benefits may be resolved in the next twelve months.
Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Canada	2007 – 2013
United States	1997 – 2013
Undistributed Earnings of Subsidiaries
The Company's primary non-U.S. operations are located in Canada. The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of its Canadian subsidiaries as of September 26, 2014, as earnings are expected to be permanently reinvested outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of September 26, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $220 million. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
Tax Sharing Agreement and Other Income Tax Matters
In connection with the Separation from Tyco, the Company entered into a tax sharing agreement (the "2012 Tax Sharing Agreement") with Tyco and Pentair Ltd., formerly Tyco Flow Control International, Ltd. ("Pentair") that governs the rights and obligations of ADT, Tyco and Pentair for certain pre-Separation tax liabilities, including Tyco's obligations under the tax sharing agreement among Tyco, Covidien Ltd. ("Covidien"), and TE Connectivity Ltd. ("TE Connectivity") entered into in 2007 (the "2007 Tax Sharing Agreement"). The 2012 Tax Sharing Agreement provides that ADT, Tyco and Pentair will share (i) certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to ADT's, Tyco's, and Pentair's U.S. and certain non-U.S. income tax returns, and (ii) payments required to be made by Tyco in respect to the 2007 Tax Sharing Agreement (collectively, "Shared Tax Liabilities"). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. ADT and Pentair will share 58% and 42%, respectively, of the next $225 million of Shared Tax Liabilities. ADT, Tyco and Pentair will share 27.5%, 52.5% and 20.0%, respectively, of Shared Tax Liabilities above $725 million.

In addition, under the terms of the 2012 Tax Sharing Agreement, in the event the distribution of ADT's common shares to the Tyco shareholders (the "Distribution"), the distribution of Pentair common shares to the Tyco shareholders (the "Pentair Distribution" and, together with the Distribution, the "Distributions"), or certain internal transactions undertaken in connection therewith were determined to be taxable as a result of actions taken by ADT, Pentair or Tyco after the Distributions, the party responsible for such failure would be responsible for all taxes imposed on ADT, Pentair or Tyco as a result thereof. Taxes resulting from the determination that the Distribution, the Pentair Distribution, or any internal transaction that were intended to be tax-free is taxable are referred to herein as "Distribution Taxes." If such failure is not the result of actions taken after the Distributions by ADT, Pentair or Tyco, then ADT, Pentair and Tyco would be responsible for any Distribution Taxes imposed on ADT, Pentair or Tyco as a result of such determination in the same manner and in the same proportions as the Shared Tax Liabilities. ADT has sole responsibility of any income tax liability arising as a result of Tyco's acquisition of Broadview Security in May 2010, including any liability of Broadview Security under the tax sharing agreement between Broadview Security and The Brink's Company dated October 31, 2008 (collectively, "Broadview Tax Liabilities"). Costs and expenses associated with the management of Shared Tax Liabilities, Distribution Taxes, and Broadview Tax Liabilities will generally be shared 20.0% by Pentair, 27.5% by ADT, and 52.5% by Tyco. ADT is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement's sharing formulae. In addition, Tyco and Pentair are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement's sharing formulae.
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
The Company recorded a receivable from Tyco for certain tax liabilities incurred by ADT but indemnified by Tyco under the 2012 Tax Sharing Agreement. This receivable totaled $41 million as of September 27, 2013, substantially all of which was released into other expense during fiscal year 2014. The actual amount that the Company may be entitled to receive could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.
In conjunction with the Separation, substantially all of Tyco's outstanding equity awards were converted into like-kind awards of ADT, Tyco and Pentair. Pursuant to the terms of the 2012 Separation and Distribution Agreement, each of the three companies is responsible for issuing its own shares upon employee exercises of stock option awards or vesting of restricted stock units. However, the 2012 Tax Sharing Agreement provides that any allowable compensation tax deduction for such awards is to be claimed by the employee's current employer. The 2012 Tax Sharing Agreement requires the employer claiming a tax deduction for shares issued by the other companies to pay a percentage of the allowable tax deduction to the company issuing the equity. During the year ended September 26, 2014, amounts recorded in connection with this arrangement were immaterial.
7. Commitments and Contingencies
Lease Obligations
The Company has facility, vehicle and equipment leases that expire at various dates through 2024. Rental expense under these leases was $58 million, $50 million and $44 million for fiscal years 2014, 2013 and 2012, respectively. Sublease income was immaterial for all years presented. In addition to operating leases, the Company has commitments under capital leases for certain facilities, which are immaterial.
The following table provides a schedule of minimum lease payments for non-cancelable operating leases as of September 26, 2014 ($ in millions):

Fiscal 2015	$65
Fiscal 2016	52
Fiscal 2017	39
Fiscal 2018	33
Fiscal 2019	21
Thereafter	45
255
Less sublease income	18
Total	$237

Purchase Obligations
The following table provides a schedule of obligations related to commitments to purchase certain goods and services as of September 26, 2014 ($ in millions):

Fiscal 2015	$28
Fiscal 2016	9
Fiscal 2017	4
Fiscal 2018	—
Fiscal 2019	—
Thereafter	—
Total	$41
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment matters, product and general liability claims, claims that the Company has infringed the intellectual property rights of others, claims related to alleged security system failures, and consumer and employment class actions. The Company has recorded accruals for losses that it believes are probable to occur and are reasonably estimable. While the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that the resolution of any such proceedings (other than matters specifically identified below), will not have a material effect on its financial condition, results of operations or cash flows.
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
Securities Litigation
On April 28, 2014, the Company and certain of its current and former officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Southern District of Florida. The plaintiff alleges violations of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks monetary damages, including interest, and class action status on behalf of all plaintiffs who purchased the Company’s common stock during the period between November 27, 2012 and January 29, 2014, inclusive.  The claims focus primarily on the Company's statements concerning its financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014, its stock repurchase program in 2012 and 2013 and the buyback of stock from Corvex Management LP ("Corvex") in November 2013. On June 27, 2014, another plaintiff filed a similar action in the same court. On July 14, 2014, the Court entered an order consolidating the two actions under the caption Henningsen v. The ADT Corporation, Case No. 14-80566-CIV-DIMITROULEAS, and appointing IBEW Local 595 Pension and Money Purchase Pension Plans, Macomb County Employees' Retirement System and KBC Asset Management NV as Lead Plaintiffs in the consolidated action. In addition to the Company, the defendants named in the action are Naren Gursahaney, Kathryn A. Mikells, Michael S. Geltzeiler, Keith A. Meister, and Corvex. The Company intends to vigorously defend itself against the allegations in this action and is currently unable to predict the outcome or if legal damages will be awarded.
Derivative Litigation
In May and June 2014, four derivative actions were filed against a number of past and present officers and directors of the Company. Like the securities actions described above, the derivative actions focus primarily on the Company's stock repurchase program in 2012 and 2013, the buyback of stock from Corvex in November 2013 and the Company's statements concerning its financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014. Three of the derivative actions were filed in the United States District Court for the Southern District of Florida. On July 16, 2014, the Court consolidated those three actions under the caption In re The ADT Corporation Derivative Litigation, Lead Case No. 14-80570-CIV-DIMITROULEAS/SNOW. The fourth derivative action, entitled Seidl v. Colligan, Case No. 2014CA007529, was filed in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. On July 14, 2014, the parties agreed to stay that action pending resolution of motions to dismiss that are expected to be filed in the securities actions described above. The Court approved the stay on July 23, 2014. A fifth derivative action asserting similar claims was filed in the Delaware Court of Chancery on August 1, 2014. Defendants have moved to dismiss that action, which is entitled Ryan v. Gursahaney, C.A. No. 9992-VCP.

In March 2014, the Company also received a demand from a shareholder to initiate litigation against the officers and directors of the Company in connection with the Company's stock repurchase program in 2012 and 2013 and the buyback of stock from Corvex in November 2013. The Company's Board of Directors investigated the matters with the assistance of an outside law firm and, on July 18, 2014, decided to reject the demand. In September 2014, the Company received a demand from another shareholder to initiate litigation with regard to the same matters raised in the March 2014 demand.  On September 19, 2014, the Company's Board of Directors decided to reject the demand.
Income Tax Matters
As discussed above in Note 6, in connection with the Separation from Tyco, the Company entered into the 2012 Tax Sharing Agreement with Tyco and Pentair Ltd. that governs the rights and obligations of the Company, Tyco and Pentair for certain pre-Separation tax liabilities, including Tyco's obligations under the tax sharing agreement among Tyco, Covidien, and TE Connectivity entered into the 2007 Tax Sharing Agreement". The Company is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement's sharing formulae. Tyco and Pentair are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement's sharing formulae.
With respect to years prior to and including the 2007 separation of Covidien and TE Connectivity by Tyco, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Although Tyco has advised ADT that it has resolved a substantial number of these adjustments, a few significant items raised by the IRS remain open with respect to the audits of the 1997 through 2007 tax years. On July 1, 2013, Tyco announced that the IRS issued Notices of Deficiency to Tyco primarily related to the treatment of certain intercompany debt transactions (the "Tyco IRS Notices").  These notices assert that additional taxes of $883 million plus penalties of $154 million are owed based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries, as they existed at that time. Further, Tyco reported receiving Final Partnership Administrative Adjustments (the "Partnership Notices") for certain U.S. partnerships owned by its former U.S. subsidiaries, for which Tyco has informed that it estimates an additional tax deficiency of approximately $30 million will be asserted. The additional tax assessments related to the Tyco IRS Notices and the Partnership Notices exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings is proved correct. Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments. Consistent with its petitions filed with the U.S. Tax Court, Tyco has advised the Company that it strongly disagrees with the IRS position and believes (i) it has meritorious defenses for the respective tax filings, (ii) the IRS positions with regard to these matters are inconsistent with applicable tax laws and Treasury regulations, and (iii) the previously reported taxes for the years in question are appropriate. If the IRS should successfully assert its position, the Company's share of the collective liability, if any, would be determined pursuant to the 2012 Tax Sharing Agreement. In accordance with the 2012 Tax Sharing Agreement, Tyco is responsible for the first $500 million of tax, interest and penalty assessed against pre-2013 tax years including its 27% share of the tax, interest and penalty assessed for periods prior to Tyco's 2007 spin transaction ("Pre-2007 Spin Periods"). In accordance with the 2012 Tax Sharing Agreement, the amount ultimately assessed against Pre-2007 Spin Periods with respect to the Tyco IRS Notices and the Partnership Notices would have to be in excess of $1.85 billion, including other assessments for unrelated historical tax matters Tyco has, or may settle in the future, before the Company would be required to pay any of the amounts assessed. In addition to the Company's share of cash taxes pursuant to the 2012 Tax Sharing Agreement, the Company's NOL carryforward may be reduced by audit adjustments to pre-2013 tax periods. The Company believes that its income tax reserves and the liabilities recorded in the Consolidated Balance Sheet for the 2012 Tax Sharing Agreement continue to be appropriate. No payments with respect to the Tyco IRS Notices would be required until the dispute is resolved in the U.S. Tax Court. A trial date has been set for February 2016. However, the ultimate resolution of these matters is uncertain, and if the IRS were to prevail, it could have a material adverse impact on the Company's financial condition, results of operations and cash flows, potentially including a reduction in the Company's available NOL carryforwards. Further, to the extent ADT is responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material impact on its financial position, results of operations, cash flows or its effective tax rate in future reporting periods.
During the year ended September 26, 2014, Tyco advised the Company of pending IRS settlements related to certain intercompany corporate expenses deducted on the U.S. income tax returns for the 2005 through 2009 tax years. The settlements reduced the Company's NOL carryforwards, resulting in a decrease to the Company's net deferred tax asset of approximately $17 million.
Other liabilities in the Company's Consolidated Balance Sheets as of both September 26, 2014 and September 27, 2013 include $19 million for the fair value of ADT's obligations under certain tax related agreements entered into in conjunction with the Separation. The maximum amount of potential future payments is not determinable as they relate to unknown conditions and future events that cannot be predicted.
8. Retirement Plans
The Company measures its retirement plans as of its fiscal year end.

Defined Benefit Plans—The Company provides a defined benefit pension plan and certain other postretirement benefits to certain employees. These plans were frozen prior to Separation and are not material to the Company's financial statements.  As of September 26, 2014 and September 27, 2013, the fair value of pension plan assets was $62 million and $56 million, respectively, and the fair value of projected benefit obligations in aggregate was $84 million and $78 million, respectively. As a result, the plans were underfunded by approximately $22 million at September 26, 2014 and September 27, 2013, respectively, and were recorded as a net liability in the Consolidated Balance Sheets. Net periodic benefit cost was not material for fiscal years 2014, 2013 and 2012.
Defined Contribution Retirement Plans—Prior to the Separation, the Company maintained through Tyco several defined contribution retirement plans, including 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Following the Separation, the Company maintains its own standalone 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $20 million, $20 million and $22 million for fiscal years 2014, 2013 and 2012, respectively.
Deferred Compensation Plan—Prior to the Separation, the Company maintained through Tyco, a nonqualified Supplemental Savings and Retirement Plan ("SSRP"), which permits eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company's 401(k) plans and the account balance fluctuates with the investment returns on those funds. Following the Separation, the Company maintains its own standalone SSRP for eligible employees. Deferred compensation liabilities were $17 million and $16 million as of September 26, 2014 and September 27, 2013, respectively. Deferred compensation expense was not material for fiscal years 2014, 2013 and 2012.
9. Share Plans
Incentive Equity Awards Converted from Tyco Awards
Prior to the Separation, all employee incentive equity awards were granted by Tyco. On September 28, 2012, substantially all of Tyco's outstanding awards were converted into like-kind awards of ADT, Tyco and Pentair. The conversion of existing Tyco equity awards into ADT equity awards was considered a modification of an award ("2012 Award Modification") in accordance with the authoritative guidance for share-based payments and affected all holders of Tyco incentive equity awards. As a result, the Company compared the fair value of the awards immediately prior to the Separation to the fair value immediately after the Separation to measure incremental compensation cost. Fair value immediately before the modification was measured based on the assumptions of Tyco whereas the fair value of ADT options immediately after the modification, and from there on, was representative of ADT as a standalone company. The conversion resulted in an increase in the fair value of the awards and, accordingly, the Company recorded non-cash compensation expense, the amount of which was immaterial. The following table provides details on the ADT incentive equity awards issued in conjunction with the 2012 Award Modification:

	Shares	Weighted-Average Grant-Date Fair Value
Stock options	7,837,941	$7.78
Restricted stock units	3,169,241	20.86
The assumptions used in the Black-Scholes pricing model to calculate the fair value of the options converted on September 28, 2012 were as follows:

2012
Risk-free interest rate	1.01 - 1.21%
Expected life of options (years)	5.50 - 6.50
Expected annual dividend yield	1.42%
Expected stock price volatility	33%

Stock Compensation Plans
Prior to the Separation, the Company adopted The ADT Corporation 2012 Stock Incentive Plan (the "Plan"). The Plan provides for the award of stock options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, restricted stock, deferred stock units, promissory stock and other stock-based awards (collectively, "Awards"). In addition to the incentive equity awards converted from Tyco awards, the Plan provides for a maximum of 8 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the Plan.
Stock-based compensation expense is included in selling, general and administrative expenses in the Consolidated and Combined Statements of Operations. The stock-based compensation expense recognized and the associated tax benefit for fiscal years 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Stock-based compensation expense recognized	$20	$19	$7
Tax benefit associated with stock-based compensation	8	7	3
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
Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The assumptions used in the Black-Scholes option pricing model for fiscal years 2014 and 2013 are as follows:

	2014	2013
Risk-free interest rate	1.73-2.10%	0.81-1.62%
Expected life of options (years)	6	5.75 - 6.00
Expected annual dividend yield	1.95%	1.09%
Expected stock price volatility	41%	33%
The weighted-average grant-date fair value of options granted during fiscal years 2014 and 2013 was $14.20 and $13.06, respectively, and the intrinsic value of options exercised during fiscal years 2014 and 2013 was $8 million and $59 million, respectively.
The following table summarizes the stock option activity for fiscal year 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 27, 2013	5,296,060	$30.34
Granted	627,540	41.76
Exercised	798,354	27.36
Canceled	304,282	39.11
Outstanding as of September 26, 2014	4,820,964	31.77	5.44	$32
Options vested and expected to vest as of September 26, 2014	4,568,630	31.49	5.37	31
Exercisable as of September 26, 2014	3,169,681	28.22	4.06	27

As of September 26, 2014, there was approximately $12 million of total unrecognized compensation expense related to non-vested stock options granted under the Company's share option plan. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 2 years.
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
The fair market value of restricted stock units, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting.  Restricted stock units that vest based upon passage of time generally vest over a period of four years.  Restricted stock units that vest dependent upon attainment of various levels of performance ("performance share awards") generally vest in their entirety three years from the grant date.  The fair value of restricted stock units is determined based on the closing market price of the underlying stock on the grant date. The number of performance share awards included in the total restricted stock units granted during fiscal year 2014 is immaterial.  No performance share awards vested during fiscal year 2014.
The following table summarizes the restricted stock unit activity, including performance share awards, for fiscal year 2014:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 27, 2013	1,241,066	$33.75
Granted	599,346	40.57
Vested	552,020	28.37
Canceled	175,700	38.36
Non-vested as of September 26, 2014	1,112,692	39.39
The weighted-average grant-date fair value of restricted stock units granted during fiscal year 2014 and 2013 was $40.57 and $45.91, respectively. The total fair value of restricted stock units vested during 2014 and 2013 was $15 million and $32 million, respectively.
As of September 26, 2014, there was $22 million of total unrecognized compensation cost related to non-vested restricted stock units. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 2 years.
10. Equity
Common Stock
Shares Authorized and Outstanding—As of September 26, 2014, the Company had 1,000,000,000 shares of $0.01 par value common stock authorized, of which 174,109,318 shares were outstanding.
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

During fiscal years 2014 and 2013, the Company's board of directors declared the following dividends on ADT's common stock:

2014
Dividend Amount	Dividend Declared Date	Dividend Paid Date	To Stockholders on Record as of
$0.20	January 9, 2014	February 19, 2014	January 29, 2014
$0.20	March 13, 2014	May 21, 2014	April 30, 2014
$0.20	July 18, 2014	August 20, 2014	July 30, 2014
$0.20	September 19, 2014	November 19, 2014	October 29, 2014

2013
Dividend Amount	Dividend Declared Date	Dividend Paid Date	To Stockholders on Record as of
$0.125	November 26, 2012	December 18, 2012	December 10, 2012
$0.125	January 10, 2013	February 20, 2013	January 30, 2013
$0.125	March 14, 2013	May 15, 2013	April 24, 2013
$0.125	July 19, 2013	August 21, 2013	July 31, 2013
$0.125	September 20, 2013	November 20, 2013	October 30, 2013
Voting Rights—The holders of the Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.
Other Rights—Subject to any preferential liquidation rights of holders of preferred stock that may be outstanding, upon the Company's liquidation, dissolution or winding-up, the holders of ADT common stock are entitled to share ratably in the Company's assets legally available for distribution to its stockholders.
Fully Paid—The issued and outstanding shares of the Company's common stock are fully paid and non-assessable. Any additional shares of common stock that the Company may issue in the future will also be fully paid and non-assessable.
The holders of the Company's common stock do not have preemptive rights or preferential rights to subscribe for shares of its capital stock.
Preferred Stock
The Company's certificate of incorporation authorizes its board of directors to designate and issue from time to time one or more series of preferred stock without stockholder approval. The board of directors may fix and determine the preferences, limitations and relative rights of each series of preferred stock. As of September 26, 2014, there were 50,000,000 shares of $0.01 par value preferred stock authorized of which none were outstanding. The Company does not currently plan to issue any shares of preferred stock.
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

On November 18, 2013, the Company's board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012. This repurchase program expires November 26, 2015. During fiscal year 2014, the Company made open market repurchases of 14 million shares of ADT's common stock at an average price of $35.72 per share. The total cost of open market repurchases for fiscal year 2014 was $500 million, all of which was paid during the period.
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
On November 24, 2013, the Company entered into a Share Repurchase Agreement ("Share Repurchase Agreement") with Corvex. Pursuant to the Share Repurchase Agreement, the Company repurchased 10.2 million shares from Corvex for a price per share equal to $44.01, resulting in $451 million of cash paid during fiscal year 2014. This repurchase was completed on November 29, 2013.
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
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income reflected on the Consolidated Balance Sheets are as follows ($ in millions):

	Currency Translation Adjustments	Deferred Pension Losses(1)	Accumulated Other Comprehensive Income
Balance as of September 30, 2011	$100	$(21)	$79
Pre-tax current period change	17	(5)	12
Income tax benefit	—	2	2
Balance as of September 28, 2012	117	(24)	93
Pre-tax current period change	(19)	10	(9)
Income tax benefit	—	(4)	(4)
Balance as of September 27, 2013	98	(18)	80
Pre-tax current period change	(41)	(1)	(42)
Income tax benefit	—	—	—
Balance as of September 26, 2014	$57	$(19)	$38

(1)	The balances of deferred pension losses as of September 26, 2014, September 27, 2013 and September 28, 2012 are reflected net of tax benefit of $12 million, $11 million and $15 million, respectively.
Other
During fiscal year 2013, the Company made adjustments to additional paid-in capital, which primarily resulted from the receipt of $61 million in cash from Tyco and Pentair related to the allocation of funds in accordance with the 2012 Separation and Distribution Agreement.
11. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could participate in earnings, but not securities that are anti-dilutive. Following the Separation, the Company had 231,094,332 common shares outstanding. This amount was used as the starting point for calculating weighted-average shares outstanding for fiscal year 2012. Additionally, diluted weighted-average shares outstanding for fiscal year 2012 was determined assuming that the Separation occurred on the first day of fiscal year 2012. The computation of basic and diluted earnings per share for fiscal years 2014, 2013 and 2012 is as follows:

(in millions, except per share amounts)	2014	2013	2012
Basic Earnings Per Share
Numerator:
Net income	$304	$421	$394
Denominator:
Weighted-average shares outstanding	182	222	231
Effect of vested deferred stock units	—	—	1
Basic weighted-average shares outstanding	182	222	232

Basic earnings per share	$1.67	$1.90	$1.70

Diluted Earnings Per Share	2014	2013	2012
Numerator:
Net income	$304	$421	$394
Denominator:
Basic weighted-average shares outstanding	182	222	232
Effect of dilutive securities:
Stock options	1	1	2
Restricted stock	—	1	2
Diluted weighted-average shares outstanding	183	224	236

Diluted earnings per share	$1.66	$1.88	$1.67
The computation of diluted earnings per share excludes the effect of the potential exercise of options to purchase approximately 1.7 million shares of stock for fiscal year 2014 and 0.8 million shares of stock for fiscal years 2013 and 2012, as the effect would have been anti-dilutive.
12. Geographic Data
Revenues are attributed to individual countries based upon the operating entity that records the transaction. Revenue by geographic area for fiscal years 2014, 2013 and 2012 are as follows ($ in millions):

Revenue	2014	2013	2012
United States	$3,206	$3,123	$3,034
Canada	202	186	194
Total	$3,408	$3,309	$3,228
Long-lived assets, which are comprised of subscriber system assets, net and property and equipment, net, located in the United States approximate 94% and 93% of total long-lived assets as of September 26, 2014 and September 27, 2013, respectively, with the remainder residing in Canada.

13. Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for fiscal years 2014 and 2013 is as follows ($ in millions, except per share data):

	2014
	December 27, 2013	March 28, 2014	June 27, 2014	September 26, 2014
Revenue	$839	$837	$849	$883
Operating income	165	164	169	161
Net income	77	63	82	82
Net income per share:
Basic	$0.39	$0.35	$0.47	$0.47
Diluted	$0.39	$0.34	$0.47	$0.47

	2013
	December 28, 2012	March 29, 2013	June 28, 2013	September 27, 2013
Revenue	$809	$821	$833	$846
Operating income	186	174	192	183
Net income	105	107	113	96
Net income per share:
Basic	$0.45	$0.47	$0.52	$0.45
Diluted	$0.44	$0.47	$0.52	$0.45

THE ADT CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year Ended September 28, 2012	$23	$50	$(48)	$25
Year Ended September 27, 2013	25	49	(47)	27
Year Ended September 26, 2014	27	43	(46)	24

INDEX TO EXHIBITS

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(6)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(3)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation	(4)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 26, 2012	(5)

3.3	Amended and Restated Bylaws of The ADT Corporation, dated December 6, 2012	(7)

4.1	Indenture, dated as of July 5, 2012, by and between The ADT Corporation and Wells Fargo Bank, National Association	(2)

4.2	First Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	(2)

4.3	Second Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	(2)

4.4	Third Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	(2)

4.5	Fourth Supplemental Indenture, dated as of January 14, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association	(9)

4.6	Fifth Supplemental Indenture, dated as of October 1, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association	(10)

4.7	Indenture, dated as of March 19, 2014, by and between The ADT Corporation and Wells Fargo Bank, National Association	(11)

4.8	Officer's Certificate, dated as of March 19, 2014, of The ADT Corporation, establishing the terms of its 4.125% Senior Notes due 2019 (including form Note)	(11)

10.1	Tax Sharing Agreement, dated September 28, 2012, by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation	(6)

10.2	Non-Income Tax Sharing Agreement dated September 28, 2012, by and among Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation	(6)

10.3	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation	(6)

10.4	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation	(6)

10.5	Five Year Senior Unsecured Revolving Credit Agreement, dated as of June 22, 2012, by and among The ADT Corporation, Tyco International Ltd., the lender parties thereto and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as bookrunners and lead arrangers	(2)

10.6*	The ADT Corporation 2012 Stock and Incentive Plan	(5)

10.7*	The ADT Corporation Severance Plan for U.S. Officers and Executives	(6)

10.8*	The ADT Corporation Change in Control Severance Plan	(6)

10.9*	ADT LLC Supplemental Savings and Retirement Plan	(6)

10.10	Agreement, dated December 17, 2012, by and among The ADT Corporation, Keith A. Meister, Corvex Management LP and Soros Fund Management LLC	(8)

10.11*	Form of ADT Indemnification Agreement, by and between The ADT Corporation and Directors and Officers	(12)

10.12	Master Confirmation and form of Supplemental Confirmation, by and between, The ADT Corporation and JPMorgan Chase Bank dated November 19, 2013	(14)

10.13	Share Repurchase Agreement, dated as of November 24, 2013, by and between The ADT Corporation and Corvex Management LP	(13)

10.14	Amendment to Agreement, dated as of November 24, 2013, by and among The ADT Corporation, Keith Meister and Corvex Management LP	(13)

12.1	Ratio of Earnings to Fixed Charges

21	List of subsidiaries of The ADT Corporation

23	Consent of Deloitte & Touche LLP

24	Powers of Attorney

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the annual report on Form 10-K of The ADT Corporation for the year ended September 26, 2014 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statements of Comprehensive Income (iv) the Consolidated and Combined Statements of Stockholders' Equity, (v) the Consolidated and Combined Statements of Cash Flows, and (vi) the Notes to Consolidated and Combined Financial Statements

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the respective exhibit to The ADT Corporation's Registration Statement on Form 10 filed on April 10, 2012 (File No. 001-35502)

(2)	Incorporated by reference from the respective exhibit to Amendment No. 2 to The ADT Corporation's Registration Statement on Form 10 filed on July 9, 2012 (File No. 001-35502)

(3)	Incorporated by reference from the respective exhibit to Amendment No. 3 to The ADT Corporation's Registration Statement on Form 10 filed on July 27, 2012 (File No. 001-35502)

(4)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on September 20, 2012

(5)	Incorporated by reference from the respective exhibit to The ADT Corporation's Form S-8 Registration Statement, as filed on September 27, 2012 (File No. 333-184144)

(6)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2012

(7)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on December 6, 2012

(8)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on December 18, 2012

(9)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on January 14, 2013

(10)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2013

(11)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on March 19, 2014

(12)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 10-K filed on November 20, 2013

(13)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on November 29, 2013

(14)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on November 25, 2013