Form 10-Q
period 2014-12-26
ADT Corp
filed 2015-01-28
CIK 1546640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 26, 2014
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 171,152,219 as of January 21, 2015.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADT CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except share and per share data)

	December 26, 2014	September 26, 2014
Assets
Current Assets:
Cash and cash equivalents	$70	$66
Accounts receivable trade, less allowance for doubtful accounts of $23 and $24, respectively	111	101
Inventories	86	76
Prepaid expenses and other current assets	53	55
Deferred income taxes	116	111
Total current assets	436	409
Property and equipment, net	272	265
Subscriber system assets, net	2,328	2,260
Goodwill	3,724	3,738
Intangible assets, net	3,094	3,120
Deferred subscriber acquisition costs, net	589	571
Other assets	217	186
Total Assets	$10,660	$10,549

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$4	$4
Accounts payable	210	208
Accrued and other current liabilities	208	253
Income taxes payable	5	7
Deferred revenue	229	236
Total current liabilities	656	708
Long-term debt	5,254	5,096
Deferred subscriber acquisition revenue	856	838
Deferred tax liabilities	682	651
Other liabilities	125	128
Total Liabilities	7,573	7,421

Commitments and contingencies (See Note 7)

Stockholders’ Equity:
Common stock – authorized 1,000,000,000 shares of $0.01 par value; issued and outstanding shares – 171,739,692 as of December 26, 2014 and 174,109,318 as of September 26, 2014	2	2
Additional paid-in capital	2,561	2,643
Retained earnings	517	445
Accumulated other comprehensive income	7	38
Total Stockholders’ Equity	3,087	3,128
Total Liabilities and Stockholders’ Equity	$10,660	$10,549
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	For the Three Months Ended
	December 26, 2014	December 27, 2013
Revenue	$887	$839
Cost of revenue	388	362
Selling, general and administrative expenses	318	304
Radio conversion costs (See Note 1)	23	3
Separation costs (See Note 1)	—	5
Operating income	158	165
Interest expense, net	(50)	(47)
Other income	—	2
Income before income taxes	108	120
Income tax expense	(36)	(43)
Net income	$72	$77

Net income per share:
Basic	$0.41	$0.39
Diluted	$0.41	$0.39

Weighted-average number of shares:
Basic	174	196
Diluted	175	198

Dividends declared per common share	$—	$—
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	For the Three Months Ended
	December 26, 2014	December 27, 2013
Net income	$72	$77
Other comprehensive loss:
Foreign currency translation and other	(31)	(11)
Total other comprehensive loss, net of tax	(31)	(11)
Comprehensive income	$41	$66
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in millions)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of September 26, 2014	174	$2	$2,643	$445	$38	$3,128
Comprehensive income (loss):
Other comprehensive loss					(31)	(31)
Net income				72		72
Common stock repurchases	(3)		(95)			(95)
Exercise of stock options and vesting of restricted stock units	1		7			7
Stock-based compensation expense			5			5
Other			1			1
Balance as of December 26, 2014	172	$2	$2,561	$517	$7	$3,087
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the Three Months Ended
	December 26, 2014	December 27, 2013
Cash Flows from Operating Activities:
Net income	$72	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization	275	249
Amortization of deferred subscriber acquisition costs	34	32
Amortization of deferred subscriber acquisition revenue	(40)	(37)
Stock-based compensation expense	5	5
Deferred income taxes	31	34
Provision for losses on accounts receivable and inventory	14	13
Changes in operating assets and liabilities and other	(22)	(38)
Net cash provided by operating activities	369	335
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(146)	(110)
Subscriber system assets	(177)	(157)
Capital expenditures	(32)	(12)
Other investing	(30)	28
Net cash used in investing activities	(385)	(251)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	7	8
Repurchases of common stock under approved program	(94)	(1,184)
Dividends paid	(35)	(25)
Proceeds from long-term borrowings	450	1,225
Repayment of long-term debt	(301)	(151)
Other financing	(6)	(14)
Net cash provided by (used in) financing activities	21	(141)

Effect of currency translation on cash	(1)	(1)

Net increase (decrease) in cash and cash equivalents	4	(58)
Cash and cash equivalents at beginning of period	66	138
Cash and cash equivalents at end of period	$70	$80
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
Basis of Presentation—The Condensed and Consolidated Financial Statements have been prepared in United States dollars ("USD") and in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The Condensed and Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim period. The interim results reported in these Condensed and Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year. For a more comprehensive understanding of ADT and its Condensed and Consolidated Financial Statements, please review these interim financial statements in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 26, 2014, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on November 12, 2014.
The Company has a 52- or 53-week fiscal year that ends on the last Friday in September. Both fiscal years 2015 and 2014 are 52-week years.
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
Radio Conversion Costs—Charges incurred related to a three-year conversion program to replace 2G radios used in many of the Company's security systems are reflected in radio conversion costs in the Company's Condensed and Consolidated Statements of Operations.
Separation Costs— On September 28, 2012, the Company separated (the "Separation") from Tyco International Ltd. ("Tyco"). Charges incurred directly related to the Separation through the end of fiscal year 2014 are reflected in separation costs in the Company's Condensed and Consolidated Statements of Operations.
Inventories—Inventories are recorded at the lower of cost or market value. Cost is computed using standard cost, which approximates average cost. Inventories consisted of the following ($ in millions):

	December 26, 2014	September 26, 2014
Work in progress	$3	$2
Finished goods	83	74
Inventories	$86	$76
Financial Instruments—The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and derivative financial instruments. Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their respective book values as of December 26, 2014 and September 26, 2014.
Long-Term Debt Instruments—The fair value of the Company's senior unsecured notes was determined using prices for ADT's securities obtained from external pricing services, which are considered Level 2 inputs. The carrying amount of debt outstanding under the Company's revolving credit facility approximates fair value as interest rates on these borrowings approximate current market rates.

The carrying value and fair value of the Company's debt that is subject to fair value disclosures as of December 26, 2014 and September 26, 2014 were as follows ($ in millions):

	December 26, 2014		September 26, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt instruments, excluding capital lease obligations	$5,223	$4,827	$5,065	$4,759
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
Accrued and Other Current Liabilities—Accrued and other current liabilities in the Company's Condensed and Consolidated Balance Sheets as of December 26, 2014 and September 26, 2014 include amounts for payroll-related accruals of $38 million and $45 million, respectively; accrued interest on long-term debt of $51 million and $44 million, respectively; and customer advances of $34 million and $35 million, respectively.
Guarantees—In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows. As of December 26, 2014 and September 26, 2014, there were no material guarantees.
Recent Accounting Pronouncements—In May 2014, the FASB issued authoritative guidance which sets forth a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is currently evaluating the impact of this guidance.
2. Acquisitions
Dealer Generated Customer Accounts and Bulk Account Purchases
During the three months ended December 26, 2014 and December 27, 2013, the Company paid $146 million and $110 million, respectively, for customer contracts for electronic security services generated under the ADT dealer program and bulk account purchases.
3. Goodwill and Other Intangible Assets
Goodwill
There were no material changes in the carrying amount of goodwill during the three months ended December 26, 2014.
Other Intangible Assets
The following table sets forth the gross carrying amounts and accumulated amortization of the Company's other intangible assets as of December 26, 2014 and September 26, 2014 ($ in millions):

	December 26, 2014		September 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$8,120	$(5,068)	$8,098	$(5,022)
Other	50	(8)	51	(7)
Total	$8,170	$(5,076)	$8,149	$(5,029)

Changes in the net carrying amount of contracts and related customer relationships during the three months ended December 26, 2014 were as follows ($ in millions):

Balance as of September 26, 2014	$3,076
Customer contract additions, net of dealer charge-backs	146
Amortization	(155)
Currency translation and other	(15)
Balance as of December 26, 2014	$3,052
Other than goodwill, the Company does not have any other indefinite-lived intangible assets. The weighted-average amortization period for contracts and related customer relationships acquired during the three months ended December 26, 2014 was 15 years. Intangible asset amortization expense for the three months ended December 26, 2014 and December 27, 2013 was as follows ($ in millions):

	For the Three Months Ended
	December 26, 2014	December 27, 2013
Intangible asset amortization expense	$156	$146
The estimated aggregate amortization expense for intangible assets is expected to be as follows ($ in millions):

Remainder of fiscal 2015	$437
Fiscal 2016	$501
Fiscal 2017	$420
Fiscal 2018	$352
Fiscal 2019	$304
Fiscal 2020	$244
4. Debt
5.25% Senior Unsecured Notes Due 2020
On December 18, 2014, the Company completed a public offering of $300 million of its 5.25% senior unsecured notes due March 15, 2020 (the "December 2014 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $296 million and were primarily used to repay outstanding borrowings under the Company's revolving credit facility and for general corporate purposes. Interest is payable on March 15 and September 15 of each year, commencing on March 15, 2015. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
Additionally, during the quarter ended December 26, 2014, the Company entered into interest rate swap transactions on all $300 million of the December 2014 Debt Offering. These transactions are designated as fair value hedges with the objective of managing the exposure to interest rate risk by converting the interest rates on the fixed-rate notes to floating rates. These transactions did not have a material impact on the Company's Condensed and Consolidated Financial Statements as of and for the three months ended December 26, 2014.
Senior Unsecured Revolving Credit Facility
As of December 26, 2014, the Company had $225 million outstanding borrowings under its $750 million revolving credit facility compared with $375 million outstanding as of September 26, 2014. During the period, the Company borrowed $150 million under the revolving credit facility and repaid $300 million, primarily using proceeds from the December 2014 Debt Offering. The interest rate for borrowings under the revolving credit facility is based on the London Interbank Offered Rate or an alternative base rate, plus a spread, based upon the Company's credit rating. The revolving credit facility has a maturity date of June 22, 2017.
See Note 1 for information on the fair value of the Company's debt.

5. Equity
Share Repurchase Program
On November 18, 2013, the Company's board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012. This repurchase program expires November 26, 2015. During the three months ended December 26, 2014, the Company made open market repurchases of 2.9 million shares of ADT's common stock at an average price of $32.35 per share. The total cost of open market repurchases for the three months ended December 26, 2014 was $94 million, all of which was paid during the period. As of December 26, 2014, $286 million remained under the previously approved, $3 billion share repurchase program.
The above repurchases were made in accordance with the publicly announced, board approved repurchase program. All of the Company's repurchases were treated as effective retirements of the purchased shares and therefore reduced reported shares issued and outstanding by the number of shares repurchased. In addition, the Company recorded the excess of the purchase price over the par value of the common stock as a reduction to additional paid-in capital.
Other
During the three months ended December 26, 2014, the Company did not record any material reclassifications out of Accumulated Other Comprehensive Income.
6. Income Taxes
Unrecognized Tax Benefits
The Company did not have a significant change to its unrecognized tax benefits during the quarter ended December 26, 2014. The Company's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe that the balance of its unrecognized tax benefits will be resolved in the next twelve months. The resolution of certain components of the Company's uncertain tax positions will be partially offset by an adjustment to the receivable from Tyco, which was recorded pursuant to the tax sharing agreement entered into in conjunction with the Separation.  See Note 7 for more information on this tax sharing agreement.
Effective Tax Rate
The Company's income tax expense for the three months ended December 26, 2014 totaled $36 million. This results in an effective tax rate for the period of 33.3%. The effective tax rate for the three months ended December 26, 2014 reflects the tax impact of permanent items, state tax expense, changes in tax laws, and non-US net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
7. Commitments and Contingencies
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

Securities Litigation
On April 28, 2014, the Company and certain of its current and former officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Southern District of Florida. The plaintiff alleges violations of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks monetary damages, including interest, and class action status on behalf of all plaintiffs who purchased the Company's common stock during the period between November 27, 2012 and January 29, 2014, inclusive.  The claims focus primarily on the Company's statements concerning its financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014, its stock repurchase program in 2012 and 2013 and the buyback of stock from Corvex Management LP ("Corvex") in November 2013. On June 27, 2014, another plaintiff filed a similar action in the same court. On July 14, 2014, the Court entered an order consolidating the two actions under the caption Henningsen v. The ADT Corporation, Case No. 14-80566-CIV-DIMITROULEAS, and appointing IBEW Local 595 Pension and Money Purchase Pension Plans, Macomb County Employees' Retirement System and KBC Asset Management NV as Lead Plaintiffs in the consolidated action. In addition to the Company, the defendants named in the action are Naren Gursahaney, Kathryn A. Mikells, Michael S. Geltzeiler, Keith A. Meister and Corvex. On September 25, 2014, defendants moved to dismiss this action and the parties await the court's decision on that motion. On November 13, 2014, Mr. Geltzeiler was dismissed as a defendant without prejudice from this action. The Company intends to vigorously defend itself against the allegations in this action and is currently unable to predict the outcome or if legal damages will be awarded.
On January 14, 2015 the SEC sent the Company a letter stating that it is investigating the matters at issue in the foregoing litigation and requesting that the Company voluntarily provide the information and documents set forth in the letter concerning the same litigation. The Company is cooperating fully with the SEC in their investigation.
Derivative Litigation
In May and June 2014, four derivative actions were filed against a number of past and present officers and directors of the Company. Like the securities actions described above, the derivative actions focus primarily on the Company's stock repurchase program in 2012 and 2013, the buyback of stock from Corvex in November 2013 and the Company's statements concerning its financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014. Three of the derivative actions were filed in the United States District Court for the Southern District of Florida. On July 16, 2014, the Court consolidated those three actions under the caption In re The ADT Corporation Derivative Litigation, Lead Case No. 14-80570-CIV-DIMITROULEAS/SNOW, and on September 12, 2014, defendants moved to dismiss the consolidated action and the parties await the Court's decision on that motion. The fourth derivative action, entitled Seidl v. Colligan, Case No. 2014CA007529, was filed in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. On July 14, 2014, the parties agreed to stay that action pending resolution of motions to dismiss that are expected to be filed in the securities actions described above. The Court approved the stay on July 23, 2014. A fifth derivative action asserting similar claims, entitled Ryan v. Gursahaney, C.A. No. 9992-VCP, was filed in the Delaware Court of Chancery on August 1, 2014, and defendants moved to dismiss that action. In response to defendants' motion, plaintiff filed an amended complaint asserting similar claims and on October 13, 2014 defendants moved to dismiss the amended complaint. The parties await the court's decision on that motion. A sixth derivative action asserting similar claims against the same group of past and present officers and directors was filed in the Delaware Court of Chancery on January 27, 2015. This case is entitled Binning v. Gursahaney, C.A. No. 10586-VCP.
Income Tax Matters
In connection with the Separation from Tyco, the Company entered into the 2012 Tax Sharing Agreement with Tyco and Pentair Ltd. that governs the rights and obligations of the Company, Tyco and Pentair Ltd. for certain pre-Separation tax liabilities, including Tyco's obligations under the tax sharing agreement among Tyco, Covidien Ltd. ("Covidien"), and TE Connectivity Ltd. ("TE Connectivity") entered into in 2007 (the "2007 Tax Sharing Agreement"). The Company is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement's sharing formulae. Tyco and Pentair Ltd. are likewise responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement's sharing formulae.
With respect to years prior to and including the 2007 separation of Covidien and TE Connectivity by Tyco, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Although Tyco has advised ADT that it has resolved a substantial number of these adjustments, a few significant items raised by the IRS remain open with respect to the audits of the 1997 through 2007 tax years. On July 1, 2013, Tyco announced that the IRS issued Notices of Deficiency to Tyco primarily related to the treatment of certain intercompany debt transactions (the "Tyco IRS Notices").  These notices assert that additional taxes of $883 million plus penalties of $154 million are owed based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries, as they existed at that time. Further, Tyco reported receiving Final Partnership Administrative Adjustments (the "Partnership Notices") for certain U.S. partnerships owned by its former U.S. subsidiaries, for which Tyco has indicated that it estimates an additional tax deficiency of approximately $30 million will be asserted. The additional tax assessments related to the Tyco IRS Notices and the Partnership Notices exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings is proved correct. Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments. Consistent with its petitions filed with the U.S. Tax Court, Tyco has advised the Company that it strongly disagrees with the IRS position and believes (i) it has meritorious defenses for the respective tax filings, (ii) the IRS positions with regard to these matters are inconsistent with applicable tax laws and Treasury regulations, and (iii) the previously reported taxes for the years in question are appropriate. If the IRS should successfully assert its position, the Company's share of the collective liability, if any, would be determined pursuant to the 2012 Tax Sharing Agreement. In accordance with the 2012 Tax Sharing Agreement, Tyco is responsible for the first $500 million of tax, interest and penalty assessed against pre-2013 tax years including its 27% share of the tax, interest and penalty assessed for periods prior to Tyco's 2007 spin transaction ("Pre-2007 Spin Periods"). In accordance with the 2012 Tax Sharing Agreement, the amount ultimately assessed against Pre-2007 Spin Periods with respect to the Tyco IRS Notices and the Partnership Notices would have to be in excess of $1.85 billion, including other assessments for unrelated historical tax matters Tyco has, or may settle in the future, before the Company would be required to pay any of the amounts assessed.  In addition to the Company's share of cash taxes pursuant to the 2012 Tax Sharing Agreement, the Company's NOL carryforward may be reduced by audit adjustments to pre-2013 tax periods. The Company believes that its income tax reserves and the liabilities recorded in the Condensed and Consolidated Balance Sheet for the 2012 Tax Sharing Agreement continue to be appropriate. No payments with respect to the Tyco IRS Notices would be required until the dispute is resolved in the U.S. Tax Court. A trial date has been set for February 2016. However, the ultimate resolution of these matters is uncertain, and if the IRS were to prevail, it could have a material adverse impact on the Company's financial condition, results of operations and cash flows, potentially including a reduction in the Company's available NOL carryforwards. Further, to the extent ADT is responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material impact on its financial position, results of operations, cash flows or its effective tax rate in future reporting periods.
Other liabilities in the Company's Condensed and Consolidated Balance Sheets as of both December 26, 2014 and September 26, 2014 include $19 million for ADT's obligations under certain tax related agreements entered into in conjunction with the Separation. The maximum amount of potential future payments is not determinable as they relate to unknown conditions and future events that cannot be predicted.
8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could participate in earnings, but not securities that are anti-dilutive. The computations of basic and diluted earnings per share for the three months ended December 26, 2014 and December 27, 2013 were as follows:

	For the Three Months Ended
(in millions, except per share amounts)	December 26, 2014	December 27, 2013
Basic Earnings Per Share
Numerator:
Net income	$72	$77
Denominator:
Basic weighted-average shares outstanding	174	196

Basic earnings per share	$0.41	$0.39

	For the Three Months Ended
(in millions, except per share amounts)	December 26, 2014	December 27, 2013
Diluted Earnings Per Share
Numerator:
Net income	$72	$77
Denominator:
Basic weighted-average shares outstanding	174	196
Effect of dilutive securities:
Dilutive effect of stock options and restricted stock units	1	2
Diluted weighted-average shares outstanding	175	198

Diluted earnings per share	$0.41	$0.39

The computation of diluted earnings per share for the three months ended December 26, 2014 and December 27, 2013 excludes the effect of the potential exercise of options to purchase approximately 2.0 million shares and 1.2 million shares, respectively, of stock as the effect would have been anti-dilutive.
9. Subsequent Events
Dividend
On January 8, 2015, the Company's board of directors authorized a 5% quarterly dividend increase and also declared a quarterly dividend on ADT's common stock of $0.21 per share. This dividend will be paid on February 18, 2015 to stockholders of record on January 28, 2015.
Share Repurchase Program
Subsequent to December 26, 2014, the Company repurchased 1.3 million shares of its common stock at an average price of $34.20 per share. The total cost of these share repurchases was approximately $43.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following discussion should be read in conjunction with our Condensed and Consolidated Financial Statements and the notes thereto, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 26, 2014, which was filed with the U.S. Securities and Exchange Commission ("SEC") on November 12, 2014 (the "2014 Form 10-K"). The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").
This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those provided in Part I, Item 1A. Risk Factors in the 2014 Form 10-K and in Part II, Item IA. Risk Factors and under the heading "Cautionary Statement Regarding Forward-Looking Statements" below.
We conduct business through our operating entities and report financial and operating information in one reportable segment. We have a 52- or 53-week fiscal year that ends on the last Friday in September. Both fiscal years 2015 and 2014 are 52-week years.
On September 28, 2012, we completed our separation (the "Separation") from Tyco International Ltd. ("Tyco").
Business Overview
The ADT Corporation (hereinafter referred to as "we," "our," the "Company" or "ADT") is a leading provider of monitored security, interactive home and business automation and related monitoring services. We currently serve approximately 6.7 million customers, making us the largest company of our kind in both the United States and Canada.
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
Key Performance Indicators
We operate our business with the goal of retaining customers for long periods of time in order to recoup our initial investment in new customers, achieving cash flow break-even in approximately three years. We generate substantial recurring net operating cash flow from our customer base. In evaluating our financial results, we review the following key performance indicators:
Customer Growth. Growth of our customer base is crucial to drive our recurring customer revenue as well as to leverage costs of operations. To grow our customer base and improve awareness of our brands, we market our monitored security and home/business automation systems and services through national television advertisements, Internet advertising and through a direct sales force and an authorized dealer network. The key customer metrics that we use to track customer growth are gross customer additions and ending customers. Gross customer additions are new monitored customers installed or acquired during the period. Both gross customer additions and ending number of customers exclude contracts monitored but not owned.
Customer Attrition. Our economic model is highly dependent on customer retention. Success in retaining customers is driven in part by our discipline in accepting new customers with favorable characteristics and by providing high quality equipment, installation, monitoring and customer service. We assess and manage customer retention using customer unit attrition and customer revenue attrition.
Customer Unit Attrition Rate. Customer unit attrition measures residential and business customer sites canceled, excluding health services and contracts monitored but not owned, net of dealer charge-backs and re-sales. Customer sites are considered canceled when all services are terminated. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the charge-back period, generally 13 months. Re-sales are inactive customer sites that are returned to active service during the period. The customer unit attrition rate is a 52-week trailing ratio, the numerator of which is the trailing twelve month customer sites canceled during the period due to attrition, net of charge-backs and re-sales, and the denominator of which is the average of the customer base at the beginning of each month during the trailing twelve month period.

Customer Revenue Attrition Rate. We also evaluate our customer retention based upon customer revenue attrition, which is defined as the recurring revenue lost resulting from customer attrition, net of dealer charge-backs and re-sales, excluding contracts monitored but not owned. The customer revenue attrition rate is a 52-week trailing ratio, the numerator of which is the annualized recurring revenue lost during the period due to attrition, net of dealer charge-backs and re-sales, and the denominator of which is total annualized recurring revenue based on an average of recurring revenue under contract at the beginning of each month during the period.
Recurring Customer Revenue. Recurring customer revenue is generated by contractual monthly recurring fees for monitoring and other recurring services provided to our customers. Our other revenue consists of revenue associated with the sale of equipment, amortization of deferred revenue related to upfront fees, non-routine repair and maintenance services and customer termination charges.
Average Revenue per Customer. Average revenue per customer measures the average amount of recurring revenue per customer per month, excluding contracts monitored but not owned, and is calculated based on the recurring revenue under contract at the end of the period, divided by the total number of customers under contract at the end of the period.
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
Earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is a non-GAAP measure reflecting net income adjusted for interest, taxes and certain non-cash items which include depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with customer acquisitions, and amortization of dealer and other intangible assets. We believe EBITDA is useful to provide investors with information about operating profits, adjusted for significant non-cash items, generated from the existing customer base. A reconciliation of EBITDA to net income (the most comparable GAAP measure) and additional information are provided under "-Results of Operations-Non-GAAP Measures."
Free Cash Flow ("FCF"). FCF is a non-GAAP measure that our management employs to measure cash that is available to repay debt, make other investments and return capital to stockholders through dividends and share repurchases. The difference between net cash provided by operating activities (the most comparable GAAP measure) and FCF is the deduction of cash outlays for capital expenditures, subscriber system assets, dealer generated customer accounts and bulk account purchases. A reconciliation of FCF to net cash provided by operating activities and additional information are provided under "-Results of Operations-Non-GAAP Measures."

Results of Operations
Three Months Ended December 26, 2014 Compared to Three Months Ended December 27, 2013

	For the Three Months Ended
(in millions, except as otherwise indicated)	December 26, 2014	December 27, 2013	Variance	% Change
Recurring customer revenue	$825	$775	$50	6.5%
Other revenue	62	64	(2)	(3.1)%
Total revenue	887	839	48	5.7%
Operating expenses	729	674	55	8.2%
Operating income	158	165	(7)	(4.2)%
Interest expense, net	(50)	(47)	(3)	6.4%
Other income	—	2	(2)	(100.0)%
Income tax expense	(36)	(43)	7	(16.3)%
Net income	$72	$77	$(5)	(6.5)%

Summary Cash Flow Data:
Net cash provided by operating activities	$369	$335	$34	10.1%
Net cash used in investing activities	(385)	(251)	(134)	53.4%
Net cash provided by (used in) financing activities	21	(141)	162	(114.9)%

Key Performance Indicators:
Ending number of customers (thousands)	6,655	6,382	273	4.3%
Gross customer additions (thousands)	262	231	31	13.4%
Customer revenue attrition rate (percent)	13.0%	14.2%	-120 bps	N/M
Customer unit attrition rate (percent)	12.9%	13.6%	-70 bps	N/M
Average revenue per customer (dollars)	$41.76	$40.98	$0.78	1.9%
Cost to serve expenses	$303	$270	$33	12.2%
Gross subscriber acquisition cost expenses	$112	$113	$(1)	(0.9)%
EBITDA(1)	$427	$411	$16	3.9%
FCF(1)	$14	$56	$(42)	(75.0)%
N/M - Not meaningful

(1)	EBITDA and FCF are non-GAAP measures. Refer to the "Non-GAAP measures" section for the definitions thereof and reconciliations to the most comparable GAAP measures.
Revenue
Revenue increased primarily as a result of growth in recurring customer revenue. Recurring customer revenue increased largely due to $32 million of recurring revenue associated with the Reliance Protectron Inc. ("Protectron) business, which we acquired during the fourth quarter of fiscal year 2014, and higher average revenue per customer.
Average revenue per customer increased primarily due to the addition of new customers at higher rates largely driven by an increase in ADT Pulse customers compared to total customer additions as well as price escalations on our existing customer base, partially offset by lower average revenue per customer associated with customers acquired in the acquisition of Protectron.
Gross customer additions increased due to greater direct and dealer channel production. The increase in customer accounts generated through our direct channel resulted primarily from stronger lead generation and incremental customers related to the Protectron operations. The increase in our dealer channel production was primarily due to greater customers generated from our existing dealers as well as incremental customers added through Protectron dealer relationships.
Net of attrition, our ending number of customers grew from December 27, 2013 due to the acquisition of Protectron. Both customer unit attrition and customer revenue attrition as of December 26, 2014 improved as compared to December 27, 2013, reflecting the impact of several programs implemented to address voluntary, non-pay and relocation disconnects.

Operating Expenses
We evaluate operating expenses by categorizing costs into cost to serve expenses, gross subscriber acquisition cost expenses, depreciation and amortization, separation costs and other. The following tables reflect the location of these items in our Condensed and Consolidated Statements of Operations for the three months ended December 26, 2014 and December 27, 2013:

	For the Three Months Ended December 26, 2014
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Separation costs	Total
Cost to serve expenses	$111	$169	$23	$—	$303
Gross subscriber acquisition cost expenses	13	99	—	—	112
Depreciation and amortization	259	50	—	—	309
Separation costs	—	—	—	—	—
Other	5	—	—	—	5
Total Operating Expenses	$388	$318	$23	$—	$729

	For the Three Months Ended December 27, 2013
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Separation costs	Total
Cost to serve expenses	$104	$163	$3	$—	$270
Gross subscriber acquisition cost expenses	19	94	—	—	113
Depreciation and amortization	234	47	—	—	281
Separation costs	—	—	—	5	5
Other	5	—	—	—	5
Total Operating Expenses	$362	$304	$3	$5	$674
Operating expenses increased for the three months ended December 26, 2014 as compared to the three months ended December 27, 2013 largely resulting from greater cost to serve expenses and depreciation and amortization of $33 million and $28 million, respectively.
The increase in cost to serve expenses was primarily driven by the following:

•	Increase in radio conversion costs of $20 million.

•	Incremental costs associated with the operations of Protectron of $15 million.
The increase in depreciation and amortization expense was primarily driven by the following:

•	A $15 million increase in depreciation on subscriber system assets, which included greater ADT Pulse additions and upgrades.

•	Incremental depreciation and amortization expense associated with the acquisition and operations of Protectron of $10 million.
Income Tax Expense
Income tax expense decreased $7 million for the three months ended December 26, 2014 as compared to the three months ended December 27, 2013, and the effective tax rate decreased to 33.3% from 35.8%. The decrease in the effective tax rate was primarily due to a favorable adjustment of 0.7% resulting from the Tax Increase Prevention Act of 2014 and an increase in the tax benefits of 1.4% derived from our non-U.S. net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.

Non-GAAP Measures
To provide investors with additional information in connection with our results as determined by GAAP, we also disclose non-GAAP measures which management believes provide useful information to investors. These measures consist of EBITDA and FCF. These measures are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for net income, operating profit, cash from operating activities or any other operating performance measure calculated in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. We use EBITDA to measure the operational strength and performance of our business. We use FCF as an additional measure of our ability to repay debt, make other investments and return capital to stockholders through dividends and share repurchases. These measures, or measures that are based on them, may also be used as components in our incentive compensation plans.
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
FCF adjusts for cash items that are ultimately within management's and the board of directors' discretion to direct and therefore may imply that there is less or more cash that is available than the most comparable GAAP measure. FCF is not intended to represent residual cash flow for discretionary expenditures since debt repayment requirements and other non-discretionary expenditures are not deducted. These limitations are best addressed by using FCF in combination with the GAAP cash flow numbers.
The tables below reconcile EBITDA to net income and FCF to cash flows from operating activities.
EBITDA

	For the Three Months Ended
(in millions)	December 26, 2014	December 27, 2013
Net income	$72	$77
Interest expense, net	50	47
Income tax expense	36	43
Depreciation and intangible asset amortization	275	249
Amortization of deferred subscriber acquisition costs	34	32
Amortization of deferred subscriber acquisition revenue	(40)	(37)
EBITDA	$427	$411
EBITDA increased by $16 million, or 3.9%, due primarily to higher recurring revenue of $50 million partially offset by increased cost to serve expenses of $33 million. For further details on the drivers of these changes, refer to the discussion above under "-Results of Operations."

FCF

	For the Three Months Ended
(in millions)	December 26, 2014	December 27, 2013	Variance	% Change
Net cash provided by operating activities	$369	$335	$34	10.1%
Dealer generated customer accounts and bulk account purchases	(146)	(110)	(36)	32.7%
Subscriber system assets	(177)	(157)	(20)	12.7%
Capital expenditures	(32)	(12)	(20)	166.7%
FCF	$14	$56	$(42)	(75.0)%
FCF decreased primarily due to increases in cash paid for dealer generated accounts and bulk account purchases, subscriber system assets and capital expenditures, partially offset by an increase in net cash provided by operating activities.
The increase in cash paid for dealer generated accounts resulted primarily from the increased levels of dealer account production discussed above under "-Results of Operations-Revenue" and an increase in ADT Pulse customers acquired through the dealer channel. The increase in cash paid for subscriber system assets resulted primarily from greater gross customer additions through the direct channel and an increase in the average cost of installed systems, partially driven by an increase in new ADT Pulse customers and higher volume of ADT Pulse upgrades to existing customers. The increase in capital expenditures relates largely to increased investments in real estate and in technology to improve our business platforms and capabilities.
Net cash provided by operating activities increased due to higher EBITDA, as discussed above, and the timing of other operating cash payments, partially offset by a $25 million increase in interest payments.
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
Liquidity
At December 26, 2014, we had $70 million in cash and cash equivalents and another $525 million available under our $750 million revolving credit facility. Our primary future cash needs are expected to be centered on operating activities, working capital, capital expenditures, strategic investments and dividends. In addition, we may use cash to repurchase shares of our common stock under our $3 billion share repurchase program. We believe our cash position, amounts available under our revolving credit facility and cash provided by operating activities will be adequate to meet our operational and business needs in the next twelve months.
On December 18, 2014, we completed a public offering of $300 million of our 5.25% senior unsecured notes due March 2020 (the "December 2014 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $296 million and were primarily used to repay outstanding borrowings under our revolving credit facility and for general corporate purposes. See Note 4 to the Condensed and Consolidated Financial Statements for further information on the December 2014 Debt Offering.
There were $225 million outstanding borrowings under the revolving credit facility as of December 26, 2014 compared with $375 million outstanding as of September 26, 2014.
As of December 26, 2014, we were in compliance with all financial covenants related to our debt instruments.

Share Repurchases
On November 18, 2013, our board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012. This repurchase program expires November 26, 2015. Pursuant to this approval, we may enter into accelerated share repurchase plans as well as repurchase shares on the open market. During the three months ended December 26, 2014, we made open market repurchases of 2.9 million shares of our common stock at an average price of $32.35 per share, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. The total cost of open market repurchases for the three months ended December 26, 2014 was $94 million, all of which was paid during the period.
Dividends
On November 19, 2014, we paid a quarterly dividend on our common stock of $0.20 per share to stockholders of record on October 29, 2014. This dividend was declared on September 19, 2014.
On January 8, 2015, our board of directors authorized a 5% quarterly dividend increase and also declared a quarterly dividend on our common stock of $0.21 per share. This dividend will be paid on February 18, 2015 to stockholders of record on January 28, 2015.
Cash Flows from Operating Activities
For the three months ended December 26, 2014 and December 27, 2013, we reported net cash provided by operating activities of $369 million and $335 million, respectively. See discussion of changes in net cash provided by operating activities included in FCF under "-Results of Operations-Non-GAAP Measures."
Cash Flows from Investing Activities

	For the Three Months Ended
(in millions)	December 26, 2014	December 27, 2013
Net cash used in investing activities	$(385)	$(251)
In order to maintain and grow our customer base and to expand our infrastructure, we typically reinvest the cash provided by our operating activities into our business. These investments are intended to grow our customer base, enhance the overall customer experience, improve productivity of our field workforce and support greater efficiency of our back office systems and our customer care centers. For the three months ended December 26, 2014 and December 27, 2013, our investing activities consisted of subscriber system asset additions and capital expenditures totaling $209 million and $169 million, respectively. Additionally, during the three months ended December 26, 2014 and December 27, 2013, we paid $146 million and $110 million, respectively, for customer contracts for electronic security services generated under the ADT dealer program and bulk account purchases. Overall, cash used in investing activities increased primarily due to the increase in gross customer additions and new ADT Pulse customers in the direct and dealer channels as well as greater ADT Pulse upgrades in the direct channel. See discussion regarding these activities included in FCF under "-Results of Operations-Non-GAAP Measures" for further details.
Cash Flows from Financing Activities

	For the Three Months Ended
(in millions)	December 26, 2014	December 27, 2013
Net cash provided by (used in) financing activities	$21	$(141)
For the three months ended December 26, 2014, the net cash provided by financing activities was largely the result of the net proceeds from the $300 million December 2014 Debt Offering which were used to fund repayments on our revolving credit facility. Additionally, we repurchased $94 million of our common stock under our approved share repurchase program and paid$35 million in dividends on our common stock, which were primarily funded with cash from operations.
For the three months ended December 27, 2013, the net cash used in financing activities was primarily the result of $1.2 billion in repurchases of our common stock under our approved share repurchase program, which were primarily funded with the net proceeds from our $1 billion October 2013 debt offering. Additionally, we had net borrowings of $75 million on our revolving credit facility and paid dividends on our common stock of $25 million.

Critical Accounting Policies and Estimates
The preparation of the Condensed and Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We identified in our 2014 Form 10-K accounting policies that are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended December 26, 2014, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our 2014 Annual Report on Form 10-K. See Note 1 to the Condensed and Consolidated Financial Statements for information about recent accounting pronouncements.
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
For a discussion of potential risks and uncertainties that could impact our results of operations or financial position, see Part I, Item 1A. Risk Factors in our 2014 Form 10-K. There have been no material changes to the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2014 Form 10-K.
Off-Balance Sheet Arrangements
There were no material off-balance sheet arrangements as of December 26, 2014.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure discussed in our 2014 Form 10-K.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the possible controls and procedures. Each reporting period, we carry out an evaluation, with the participation of our principal executive officer and principal financial officer or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on management's evaluation, our principal executive officer and principal financial officer have concluded that, as of December 26, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject to various claims and lawsuits in the ordinary course of our business, including from time to time contractual disputes, employment matters, product and general liability claims, claims that we have infringed the intellectual property rights of others, claims related to alleged security system failures and consumer and employment class actions. We have recorded accruals for losses that we believe are probable to occur and are reasonably estimable. See Note 7 to the Condensed and Consolidated Financial Statements for further information on legal proceedings and income tax matters. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings, other than matters specifically identified in Note 7, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.
ADT's significant business risks are described in Part I, Item 1A. in our 2014 Form 10-K. Management does not believe that there have been any material changes in our risk factors from those previously disclosed in our 2014 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
9/27/14 - 10/24/14	—	$—	—	$380,805,210
10/25/14 - 11/28/14	—	$—	—	$380,805,210
11/29/14 - 12/26/14	2,917,720	$32.35	2,917,720	$286,406,859
Total	2,917,720	$32.35	2,917,720	$286,406,859
The transactions described in the table above pertain to the repurchase of common stock as part of the $3 billion, three-year, publicly announced share repurchase program previously approved by our board of directors, which expires on November 26, 2015. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6.     Exhibits.

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(5)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 14, 2012	(3)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 26, 2012	(4)

3.3	Amended and Restated Bylaws of The ADT Corporation, dated December 6, 2012	(6)

4.1	Officer's Certificate, dated as of December 18, 2014, of The ADT Corporation, establishing the terms of its 5.250% Senior Notes due 2020 (including form Note)	(7)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter and three months ended December 26, 2014 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed and Consolidated Statements of Operations, (iii) the Condensed and Consolidated Statements of Comprehensive Income, (iv) the Condensed and Consolidated Statement of Stockholders' Equity, (v) the Condensed and Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed and Consolidated Financial Statements

(1)	Incorporated by reference from the respective exhibit to The ADT Corporation's Registration Statement on Form 10 filed on April 10, 2010 (File No. 001-35502)

(2)	Incorporated by reference from the respective exhibit to Amendment No. 3 to The ADT Corporation's Registration Statement on Form 10 filed on July 27, 2012 (File No. 001-35502)

(3)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on September 20, 2012

(4)	Incorporated by reference from the respective exhibit to The ADT Corporation's Form S-8 Registration Statement, as filed on September 27, 2012 (File No.333-184144)

(5)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2012

(6)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on December 6, 2012

(7)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on December 18, 2014

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADT CORPORATION
By: /s/ Michael Geltzeiler
Michael Geltzeiler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: January 28, 2015

EXHIBIT INDEX

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(5)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 14, 2012	(3)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 26, 2012	(4)

3.3	Amended and Restated Bylaws of The ADT Corporation, dated December 6, 2012	(6)

4.1	Officer's Certificate, dated as of December 18, 2014, of The ADT Corporation, establishing the terms of its 5.250% Senior Notes due 2020 (including form Note)	(7)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter and three months ended December 26, 2014 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed and Consolidated Statements of Operations, (iii) the Condensed and Consolidated Statements of Comprehensive Income, (iv) the Condensed and Consolidated Statement of Stockholders' Equity, (v) the Condensed and Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed and Consolidated Financial Statements

(1)	Incorporated by reference from the respective exhibit to The ADT Corporation's Registration Statement on Form 10 filed on April 10, 2010 (File No. 001-35502)

(2)	Incorporated by reference from the respective exhibit to Amendment No. 3 to The ADT Corporation's Registration Statement on Form 10 filed on July 27, 2012 (File No. 001-35502)

(3)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on September 20, 2012

(4)	Incorporated by reference from the respective exhibit to The ADT Corporation's Form S-8 Registration Statement, as filed on September 27, 2012 (File No.333-184144)

(5)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2012

(6)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on December 6, 2012

(7)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on December 18, 2014