Form 10-Q
period 2015-03-27
ADT Corp
filed 2015-04-29
CIK 1546640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2015
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

(561) 988-3600
(Registrant's Telephone Number, including Area Code)

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

The number of shares outstanding of the registrant's common stock, $0.01 par value, was 171,296,983 as of April 22, 2015.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADT CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except share and per share data)

	March 27, 2015	September 26, 2014
Assets
Current Assets:
Cash and cash equivalents	$63	$66
Accounts receivable trade, less allowance for doubtful accounts of $23 and $24, respectively	98	101
Inventories	80	76
Prepaid expenses and other current assets	51	55
Deferred income taxes	120	111
Total current assets	412	409
Property and equipment, net	272	265
Subscriber system assets, net	2,384	2,260
Goodwill	3,694	3,738
Intangible assets, net	3,031	3,120
Deferred subscriber acquisition costs, net	601	571
Other assets	243	186
Total Assets	$10,637	$10,549

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$5	$4
Accounts payable	183	208
Accrued and other current liabilities	244	260
Deferred revenue	237	236
Total current liabilities	669	708
Long-term debt	5,264	5,096
Deferred subscriber acquisition revenue	867	838
Deferred tax liabilities	705	651
Other liabilities	124	128
Total Liabilities	7,629	7,421

Commitments and contingencies (See Note 7)

Stockholders' Equity:
Common stock – authorized 1,000,000,000 shares of $0.01 par value; issued and outstanding shares – 171,234,622 as of March 27, 2015 and 174,109,318 as of September 26, 2014	2	2
Additional paid-in capital	2,544	2,643
Retained earnings	512	445
Accumulated other comprehensive (loss) income	(50)	38
Total Stockholders' Equity	3,008	3,128
Total Liabilities and Stockholders' Equity	$10,637	$10,549
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Revenue	$890	$837	$1,777	$1,676
Cost of revenue	392	356	780	718
Selling, general and administrative expenses	331	307	649	611
Radio conversion costs (See Note 1)	19	6	42	9
Separation costs (See Note 1)	—	4	—	9
Operating income	148	164	306	329
Interest expense, net	(51)	(46)	(101)	(93)
Other income	3	—	3	2
Income before income taxes	100	118	208	238
Income tax expense	(32)	(55)	(68)	(98)
Net income	$68	$63	$140	$140

Net income per share:
Basic	$0.40	$0.35	$0.81	$0.74
Diluted	$0.40	$0.34	$0.81	$0.74

Weighted-average number of shares:
Basic	171	182	173	189
Diluted	172	183	173	190

Dividends declared per common share	$0.420	$0.400	$0.420	$0.400
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net income	$68	$63	$140	$140
Other comprehensive loss:
Foreign currency translation and other	(57)	(8)	(88)	(19)
Total other comprehensive loss, net of tax	(57)	(8)	(88)	(19)
Comprehensive income	$11	$55	$52	$121
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in millions)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance as of September 26, 2014	174	$2	$2,643	$445	$38	$3,128
Comprehensive income (loss):
Other comprehensive loss					(88)	(88)
Net income				140		140
Dividends declared				(73)		(73)
Common stock repurchases	(4)		(138)			(138)
Exercise of stock options and vesting of restricted stock units	1		27			27
Stock-based compensation expense			12			12
Balance as of March 27, 2015	171	$2	$2,544	$512	$(50)	$3,008
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the Six Months Ended
	March 27, 2015	March 28, 2014
Cash Flows from Operating Activities:
Net income	$140	$140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization	553	509
Amortization of deferred subscriber acquisition costs	69	65
Amortization of deferred subscriber acquisition revenue	(80)	(74)
Stock-based compensation expense	12	9
Deferred income taxes	59	82
Provision for losses on accounts receivable and inventory	30	25
Changes in operating assets and liabilities and other	(27)	1
Net cash provided by operating activities	756	757
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(267)	(225)
Subscriber system assets	(352)	(325)
Capital expenditures	(50)	(33)
Other investing	(39)	28
Net cash used in investing activities	(708)	(555)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	27	12
Repurchases of common stock under approved program	(138)	(1,286)
Dividends paid	(71)	(62)
Proceeds from long-term borrowings	505	1,725
Repayment of long-term debt	(367)	(376)
Other financing	(5)	(21)
Net cash used in financing activities	(49)	(8)

Effect of currency translation on cash	(2)	—

Net (decrease) increase in cash and cash equivalents	(3)	194
Cash and cash equivalents at beginning of period	66	138
Cash and cash equivalents at end of period	$63	$332
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
Basis of Presentation—The Condensed and Consolidated Financial Statements have been prepared in United States dollars ("USD") and in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The Condensed and Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The interim results reported in these Condensed and Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year. For a more comprehensive understanding of ADT and its Condensed and Consolidated Financial Statements, please review these interim financial statements in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 26, 2014, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on November 12, 2014.
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
Inventories—Inventories are recorded at the lower of cost or market value. Cost is computed using standard cost, which approximates average cost. Inventories consisted of the following ($ in millions):

	March 27, 2015	September 26, 2014
Work in progress	$2	$2
Finished goods	78	74
Inventories	$80	$76
Financial Instruments—The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and derivative financial instruments. Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their respective carrying values as of March 27, 2015 and September 26, 2014.
Long-Term Debt Instruments—The fair value of the Company's senior unsecured notes was determined using prices for ADT's securities obtained from external pricing services, which are considered Level 2 inputs. The carrying amount of debt outstanding under the Company's revolving credit facility approximates fair value as interest rates on these borrowings approximate current market rates.

The carrying value and fair value of the Company's debt that is subject to fair value disclosures as of March 27, 2015 and September 26, 2014 were as follows ($ in millions):

	March 27, 2015		September 26, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt instruments, excluding capital lease obligations	$5,235	$5,023	$5,065	$4,759
Derivative Instruments—All derivative financial instruments are reported on the Condensed and Consolidated Balance Sheets at fair value. For derivative financial instruments designated as fair value hedges, the changes in fair value of both the derivatives and the hedged items are recognized currently in the Condensed and Consolidated Statements of Operations. The fair values of the Company's derivative financial instruments are not material.
Accrued and Other Current Liabilities—Accrued and other current liabilities as of March 27, 2015 and September 26, 2014 consisted of the following ($ in millions):

	March 27, 2015	September 26, 2014
Payroll-related accruals	$47	$45
Accrued interest	44	44
Insurance-related accruals	39	38
Accrued dividends	36	35
Other accrued liabilities	78	98
	$244	$260
Guarantees—In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows. As of March 27, 2015 and September 26, 2014, there were no material guarantees.
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which sets forth a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is currently evaluating the impact of this guidance.
In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs and require that debt issuances costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. The guidance is to be applied on a retrospective basis and is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
In April 2015, the FASB issued authoritative guidance regarding the accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.
2. Acquisitions
Dealer Generated Customer Accounts and Bulk Account Purchases
During the six months ended March 27, 2015 and March 28, 2014, the Company paid $267 million and $225 million, respectively, for customer contracts for electronic security services generated under the ADT dealer program and bulk account purchases.

3. Goodwill and Other Intangible Assets
Goodwill
There were no material changes in the carrying amount of goodwill during the six months ended March 27, 2015.
Other Intangible Assets
The following table sets forth the gross carrying amounts and accumulated amortization of the Company's other intangible assets as of March 27, 2015 and September 26, 2014 ($ in millions):

	March 27, 2015		September 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$8,095	$(5,102)	$8,098	$(5,022)
Trade names and other	47	(9)	51	(7)
Total	$8,142	$(5,111)	$8,149	$(5,029)
Changes in the net carrying amount of contracts and related customer relationships during the six months ended March 27, 2015 were as follows ($ in millions):

Balance as of September 26, 2014	$3,076
Customer contract additions, net of dealer charge-backs	267
Amortization	(307)
Currency translation and other	(43)
Balance as of March 27, 2015	$2,993
Other than goodwill, the Company does not have any other indefinite-lived intangible assets. The weighted-average amortization period for contracts and related customer relationships acquired during the six months ended March 27, 2015 was 15 years. Intangible asset amortization expense for the quarters and six months ended March 27, 2015 and March 28, 2014 was as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Intangible asset amortization expense	$153	$144	$309	$290
The estimated aggregate amortization expense for intangible assets is expected to be as follows ($ in millions):

Remainder of fiscal 2015	$297
Fiscal 2016	$522
Fiscal 2017	$436
Fiscal 2018	$365
Fiscal 2019	$315
Fiscal 2020	$253
4. Debt
5.25% Senior Unsecured Notes Due 2020
On December 18, 2014, the Company completed a public offering of $300 million of its 5.25% senior unsecured notes due March 15, 2020 (the "December 2014 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $296 million and were primarily used to repay outstanding borrowings under the Company's revolving credit facility and for general corporate purposes. Interest is payable on March 15 and September 15 of each year, and commenced on March 15, 2015. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.

Additionally, in December 2014, the Company entered into interest rate swap transactions on all $300 million of the December 2014 Debt Offering. These transactions are designated as fair value hedges with the objective of managing the exposure to interest rate risk by converting the interest rates on the fixed-rate notes to floating rates. These transactions did not have a material impact on the Company's Condensed and Consolidated Financial Statements as of and for the six months ended March 27, 2015.
Senior Unsecured Revolving Credit Facility
As of March 27, 2015, the Company had $215 million outstanding borrowings under its $750 million revolving credit facility compared with $375 million outstanding as of September 26, 2014. During the six months ended March 27, 2015, the Company borrowed $205 million under the revolving credit facility and repaid $365 million, primarily using proceeds from the December 2014 Debt Offering. The interest rate for borrowings under the revolving credit facility is based on the London Interbank Offered Rate or an alternative base rate, plus a spread, based upon the Company's credit rating. The revolving credit facility has a maturity date of June 22, 2017.
See Note 1 for information on the fair value of the Company's debt.
5. Equity
Dividends
On January 8, 2015, the Company's board of directors authorized a 5% quarterly dividend increase and also declared a quarterly dividend on ADT's common stock of $0.21 per share. This dividend was paid on February 18, 2015 to stockholders of record on January 28, 2015.
On March 17, 2015, the Company's board of directors declared a quarterly dividend on ADT's common stock of $0.21 per share. This dividend will be paid on May 20, 2015 to stockholders of record on April 29, 2015.
Share Repurchase Program
On November 18, 2013, the Company's board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012. This repurchase program expires November 26, 2015. During the six months ended March 27, 2015, the Company made open market repurchases of 4.2 million shares of ADT's common stock at an average price of $32.91 per share. The total cost of open market repurchases for the six months ended March 27, 2015 was $138 million, all of which was paid during the period. As of March 27, 2015, $243 million remained under the previously approved, $3 billion share repurchase program.
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
Other
During the six months ended March 27, 2015, the Company did not record any material reclassifications out of Accumulated Other Comprehensive (Loss) Income.
6. Income Taxes
Unrecognized Tax Benefits
The Company did not have a significant change to its unrecognized tax benefits during the six months ended March 27, 2015. The Company's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe that the balance of its unrecognized tax benefits will be resolved in the next twelve months. The resolution of certain components of the Company's uncertain tax positions will be partially offset by an adjustment to the receivable from Tyco, which was recorded pursuant to the tax sharing agreement entered into in conjunction with the Separation.  See Note 7 for more information on this tax sharing agreement.

Effective Tax Rate
The Company's income tax expense for the quarter and six months ended March 27, 2015 totaled $32 million and $68 million, respectively, resulting in an effective tax rate for the periods of 32.0% and 32.7%, respectively. The effective tax rate for the quarter and six months ended March 27, 2015 reflects the tax impact of permanent items, state tax expense, changes in tax laws, and non-US net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
7. Commitments and Contingencies
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, claims related to alleged security system failures and consumer and employment class actions. The Company has recorded accruals for losses that it believes are probable to occur and are reasonably estimable. While the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that the resolution of any such proceedings (other than matters specifically identified below), will not have a material effect on its financial position, results of operations or cash flows.
Environmental Matter
On October 25, 2013, the Company was notified by subpoena that the Office of the Attorney General of California, in conjunction with the Alameda County District Attorney, is investigating whether certain of the Company's waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code.  The Company is cooperating fully with the respective authorities. The Company is currently unable to predict the outcome of this investigation or reasonably estimate a range of possible loss.
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
On January 14, 2015, the SEC sent the Company a letter stating that it is investigating the matters at issue in the foregoing litigation and requesting that the Company voluntarily provide the information and documents set forth in the letter concerning the same litigation. The Company is cooperating fully with the SEC in their investigation.

Derivative Litigation
In May and June 2014, four derivative actions were filed against a number of past and present officers and directors of the Company. Like the securities actions described above, the derivative actions focus primarily on the Company's stock repurchase program in 2012 and 2013, the buyback of stock from Corvex in November 2013 and the Company's statements concerning its financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014. Three of the derivative actions were filed in the United States District Court for the Southern District of Florida. On July 16, 2014, the Court consolidated those three actions under the caption In re The ADT Corporation Derivative Litigation, Lead Case No. 14-80570-CIV-DIMITROULEAS/SNOW, and on September 12, 2014, defendants moved to dismiss the consolidated action and the parties await the Court's decision on that motion. The fourth derivative action, entitled Seidl v. Colligan, Case No. 2014CA007529, was filed in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. On July 14, 2014, the parties agreed to stay that action pending resolution of motions to dismiss that are expected to be filed in the securities actions described above. The Court approved the stay on July 23, 2014. A fifth derivative action asserting similar claims, entitled Ryan v. Gursahaney, C.A. No. 9992-VCP, was filed in the Delaware Court of Chancery on August 1, 2014, and defendants moved to dismiss that action. In response to defendants' motion, plaintiff filed an amended complaint asserting similar claims and on October 13, 2014 defendants moved to dismiss the amended complaint. On April 28, 2015 the Court granted defendants' motion to dismiss. A sixth derivative action asserting similar claims against the same group of past and present officers and directors was filed in the Delaware Court of Chancery on January 27, 2015 under the caption entitled Binning v. Gursahaney, C.A. No. 10586-VCP. On February 18, 2015, the Delaware Court of Chancery entered an order staying the date for the defendants to respond to the Binning complaint until 45 days after its ruling on defendants' motion to dismiss the Ryan action.
Income Tax Matters
In connection with the Separation from Tyco, the Company entered into the 2012 Tax Sharing Agreement with Tyco and Pentair Ltd. that governs the rights and obligations of the Company, Tyco and Pentair Ltd. for certain pre-Separation tax liabilities, including Tyco's obligations under the tax sharing agreement among Tyco, Covidien Ltd. ("Covidien") and TE Connectivity Ltd. ("TE Connectivity") entered into in 2007 (the "2007 Tax Sharing Agreement"). The Company is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement's sharing formulae. Tyco and Pentair Ltd. are likewise responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement's sharing formulae. Tyco has the right to administer, control and settle all U.S. income tax audits for the periods prior to and including the Separation.
With respect to years prior to and including the 2007 separation of Covidien and TE Connectivity by Tyco, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Although Tyco has advised ADT that it has resolved a substantial number of these adjustments, a few significant items raised by the Internal Revenue Service ("IRS") remain open with respect to the audits of the 1997 through 2007 tax years. On July 1, 2013, Tyco announced that the IRS issued Notices of Deficiency to Tyco primarily related to the treatment of certain intercompany debt transactions (the "Tyco IRS Notices").  These notices assert that additional taxes of $883 million plus penalties of $154 million are owed based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries, as they existed at that time. Further, Tyco reported receiving Final Partnership Administrative Adjustments (the "Partnership Notices") for certain U.S. partnerships owned by its former U.S. subsidiaries, for which Tyco has indicated that it estimates an additional tax deficiency of approximately $30 million will be asserted. The additional tax assessments related to the Tyco IRS Notices and the Partnership Notices exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings is proved correct. Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments. Consistent with its petitions filed with the U.S. Tax Court, Tyco has advised the Company that it strongly disagrees with the IRS position and believes (i) it has meritorious defenses for the respective tax filings, (ii) the IRS positions with regard to these matters are inconsistent with applicable tax laws and Treasury regulations, and (iii) the previously reported taxes for the years in question are appropriate. No payments with respect to the Tyco IRS Notices would be required until the dispute is resolved in the U.S. Tax Court. A trial date has been set for February 2016.
During the quarter ended March 27, 2015, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the 2008 and 2009 tax years of Tyco and its subsidiaries. Tyco received anticipated Revenue Agents' Reports proposing adjustments to certain Tyco entities' previously filed tax return positions, including the predecessor to ADT, relating primarily to certain intercompany debt. Tyco has advised the Company that it strongly disagrees with the IRS position and intends to vigorously defend its prior filed tax return positions and believes the previously reported taxes for the years in question are appropriate.

If the IRS should successfully assert its positions with respect to the matters described above, the Company's share of the collective liability, if any, would be determined pursuant to the 2012 Tax Sharing Agreement. In accordance with the 2012 Tax Sharing Agreement, Tyco is responsible for the first $500 million of tax, interest and penalty assessed against pre-2013 tax years including its 27% share of the tax, interest and penalty assessed for periods prior to Tyco's 2007 spin transaction ("Pre-2007 Spin Periods"). In accordance with the 2012 Tax Sharing Agreement, the amount ultimately assessed against Pre-2007 Spin Periods with respect to the Tyco IRS Notices and the Partnership Notices would have to be in excess of $1.85 billion, including other assessments for unrelated historical tax matters Tyco has, or may settle in the future, before the Company would be required to pay any of the amounts assessed.  In addition to the Company's share of cash taxes pursuant to the 2012 Tax Sharing Agreement, the Company's net operating loss ("NOL") carryforwards may be significantly reduced or eliminated by audit adjustments to pre-2013 tax periods. NOL carryforwards may be reduced prior to incurring any cash tax liability, and will not be compensated for under the tax sharing agreement. The Company believes that its income tax reserves and the liabilities recorded in the Condensed and Consolidated Balance Sheet for the 2012 Tax Sharing Agreement continue to be appropriate. However, the ultimate resolution of these matters is uncertain, and if the IRS were to prevail, it could have a material adverse impact on the Company's financial position, results of operations and cash flows, potentially including a significant reduction in or the elimination of the Company's available NOL carryforwards. Further, to the extent ADT is responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material impact on its financial position, results of operations, cash flows or its effective tax rate in future reporting periods.
Other liabilities in the Company's Condensed and Consolidated Balance Sheets as of both March 27, 2015 and September 26, 2014 include $19 million for ADT's obligations under certain tax related agreements entered into in conjunction with the Separation. The maximum amount of potential future payments is not determinable as they relate to unknown conditions and future events that cannot be predicted.
8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could participate in earnings, but not securities that are anti-dilutive. The computations of basic and diluted earnings per share for the quarters and six months ended March 27, 2015 and March 28, 2014 were as follows:

	For the Quarters Ended		For the Six Months Ended
(in millions, except per share amounts)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Basic Earnings Per Share
Numerator:
Net income	$68	$63	$140	$140
Denominator:
Basic weighted-average shares outstanding	171	182	173	189

Basic earnings per share	$0.40	$0.35	$0.81	$0.74

	For the Quarters Ended		For the Six Months Ended
(in millions, except per share amounts)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Diluted Earnings Per Share
Numerator:
Net income	$68	$63	$140	$140
Denominator:
Basic weighted-average shares outstanding	171	182	173	189
Effect of dilutive securities:
Dilutive effect of stock options and restricted stock units	1	1	—	1
Diluted weighted-average shares outstanding	172	183	173	190

Diluted earnings per share	$0.40	$0.34	$0.81	$0.74

The computation of diluted earnings per share for the quarters ended March 27, 2015 and March 28, 2014 excludes the effect of the potential exercise of options to purchase approximately 2.2 million and 2.3 million shares, respectively, of stock as the effect would have been anti-dilutive. The computation of diluted earnings per share for the six months ended March 27, 2015 and March 28, 2014 excludes the effect of the potential exercise of options to purchase approximately 2.2 million and 1.4 million shares, respectively, of stock as the effect would have been anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following discussion should be read in conjunction with our Condensed and Consolidated Financial Statements and the notes thereto, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 26, 2014, which was filed with the U.S. Securities and Exchange Commission ("SEC") on November 12, 2014 (the "2014 Form 10-K"). The financial statements have been prepared in United States dollars and in accordance with generally accepted accounting principles in the United States of America ("GAAP").
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
Customer Growth. Growth of our customer base is crucial to drive our recurring customer revenue as well as to leverage costs of operations. To grow our customer base and improve awareness of our brands, we market our monitored security and home/business automation systems and services through national television advertisements, Internet advertising, a direct sales force and an authorized dealer network. The key customer metrics that we use to track customer growth are gross customer additions and ending customers. Gross customer additions are new monitored customers installed or acquired during the period. Both gross customer additions and ending number of customers exclude contracts monitored but not owned.
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
Average Revenue per Customer. Average revenue per customer measures the average amount of recurring revenue per customer per month, excluding contracts monitored but not owned, and is calculated based on the recurring revenue under contract at the end of the period divided by the total number of customers under contract at the end of the period.
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
Gross Subscriber Acquisition Cost Expenses. Gross subscriber acquisition cost expenses represent certain costs related to the acquisition of new customers reflected in our Condensed and Consolidated Statements of Operations such as advertising, marketing, direct and indirect selling costs for all new customer accounts, as well as sales commissions and installation equipment and labor costs associated with transactions where title to the security system is contractually transferred to the customer.
Earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is a non-GAAP measure reflecting net income adjusted for interest, taxes and certain non-cash items which include depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with customer acquisitions, and amortization of dealer and other intangible assets. We believe EBITDA is useful to provide investors with information about operating profits, adjusted for significant non-cash items, generated from the existing customer base. A reconciliation of EBITDA to net income (the most comparable GAAP measure) and additional information, including a description of the limitations relating to the use of EBITDA, are provided under "-Non-GAAP Measures."
Pre Subscriber Acquisition Cost EBITDA ("Pre-SAC EBITDA"). Pre-SAC EBITDA is a non-GAAP measure reflecting EBITDA, as discussed above, adjusted for gross subscriber acquisition cost expenses and revenue associated with the sale of equipment. We believe pre-SAC EBITDA is useful to provide investors with information on the operational profits from our existing customer base by excluding certain revenue and expenses related to acquiring new customers. A reconciliation of pre-SAC EBITDA to net income (the most comparable GAAP measure) and additional information, including a description of the limitations relating to the use of pre-SAC EBITDA, are provided under "-Non-GAAP Measures."
Free Cash Flow ("FCF"). FCF is a non-GAAP measure that our management employs to measure cash that is available to repay debt, make other investments and return capital to stockholders through dividends and share repurchases. The difference between net cash provided by operating activities (the most comparable GAAP measure) and FCF is the deduction of cash outlays for capital expenditures, subscriber system assets, dealer generated customer accounts and bulk account purchases. A reconciliation of FCF to net cash provided by operating activities and additional information, including a description of the limitations relating to the use of FCF, are provided under "-Non-GAAP Measures."

Results of Operations
Quarter Ended March 27, 2015 Compared with Quarter Ended March 28, 2014

	For the Quarters Ended
(in millions, except as otherwise indicated)	March 27, 2015	March 28, 2014	Variance	% Change
Recurring customer revenue	$829	$773	$56	7.2%
Other revenue	61	64	(3)	(4.7)%
Total revenue	890	837	53	6.3%
Operating expenses	742	673	69	10.3%
Operating income	148	164	(16)	(9.8)%
Interest expense, net	(51)	(46)	(5)	10.9%
Other income	3	—	3	N/M
Income tax expense	(32)	(55)	23	(41.8)%
Net income	$68	$63	$5	7.9%

Key Performance Indicators:
Ending number of customers (thousands)	6,653	6,352	301	4.7%
Gross customer additions (thousands)	249	232	17	7.3%
Customer revenue attrition rate (percent)	12.5%	14.2%	-170 bps	N/M
Customer unit attrition rate (percent)	12.5%	13.7%	-120 bps	N/M
Average revenue per customer (dollars)	$41.98	$41.40	$0.58	1.4%
Cost to serve expenses	$305	$265	$40	15.1%
Gross subscriber acquisition cost expenses	$120	$107	$13	12.1%
EBITDA(1)	$424	$420	$4	1.0%
Pre-SAC EBITDA(1)	$537	$514	$23	4.5%
N/M - Not meaningful

(1)	EBITDA and pre-SAC EBITDA are non-GAAP measures. Refer to the "Non-GAAP Measures" section for the definitions thereof and reconciliations to the most comparable GAAP measures.
Revenue
Revenue increased as a result of growth in recurring customer revenue for our residential and business customers. Recurring customer revenue increased largely due to $30 million of recurring revenue associated with the Reliance Protectron Inc. ("Protectron") business, which we acquired during the fourth quarter of fiscal year 2014, and higher average revenue per customer.
Average revenue per customer increased primarily due to the addition of new customers at higher rates, largely driven by an increase in ADT Pulse customers as compared to total customer additions, as well as price escalations on our existing customer base, partially offset by lower average revenue per customer associated with customers acquired in the acquisition of Protectron.
Gross customer additions increased due to greater direct and dealer channel production. The increase in customer accounts generated through our direct channel resulted primarily from stronger lead generation, increased self-generated business, improved close rates and incremental customers related to the Protectron operations. The increase in our dealer channel production was primarily due to a higher number of customers generated from our existing dealers, as well as incremental customers added through Protectron dealer relationships, partially offset by fewer bulk account purchases.
Our ending number of customers, net of attrition, grew as compared to March 28, 2014 due to the acquisition of Protectron. Both customer unit attrition and customer revenue attrition as of March 27, 2015 improved as compared to March 28, 2014, reflecting the impact of several programs implemented to address non-pay, voluntary, and relocation disconnects in addition to strengthened resale efforts.

Operating Expenses
We evaluate operating expenses by categorizing costs into cost to serve expenses, gross subscriber acquisition cost expenses, depreciation and amortization, separation costs and other. The following tables reflect the location of these costs in our Condensed and Consolidated Statements of Operations for the quarters ended March 27, 2015 and March 28, 2014:

	For the Quarter Ended March 27, 2015
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Separation costs	Total
Cost to serve expenses	$120	$166	$19	$—	$305
Gross subscriber acquisition cost expenses	9	111	—	—	120
Depreciation and amortization	259	54	—	—	313
Separation costs	—	—	—	—	—
Other	4	—	—	—	4
Total Operating Expenses	$392	$331	$19	$—	$742

	For the Quarter Ended March 28, 2014
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Separation costs	Total
Cost to serve expenses	$98	$161	$6	$—	$265
Gross subscriber acquisition cost expenses	16	91	—	—	107
Depreciation and amortization	238	55	—	—	293
Separation costs	—	—	—	4	4
Other	4	—	—	—	4
Total Operating Expenses	$356	$307	$6	$4	$673
Operating expenses increased for the quarter ended March 27, 2015 as compared to the quarter ended March 28, 2014 largely resulting from greater cost to serve expenses of $40 million, depreciation and amortization of $20 million and, to a lesser extent, subscriber acquisition cost expenses of $13 million.
The increase in cost to serve expenses was primarily driven by the following:

•	Incremental costs associated with the operations of Protectron of $15 million.

•	Increase in radio conversion costs of $13 million.
The remaining increase in cost to serve expenses was largely a result of increased maintenance and customer service expenses due primarily to a higher mix of ADT Pulse customers, as well as efforts to enhance our customer care and service response.
The increase in depreciation and amortization expense was primarily driven by the following:

•	A $13 million increase in depreciation on subscriber system assets, which included greater ADT Pulse additions and upgrades.

•	Incremental depreciation and amortization expense associated with the acquisition and operations of Protectron of $8 million.
The increase in gross subscriber acquisition cost expenses of $13 million was primarily driven by increased advertising costs, $11 million of which was attributable to dealer lead generation activities under a marketing efficiency program.

Income Tax Expense
Income tax expense decreased $23 million for the quarter ended March 27, 2015 as compared with the quarter ended March 28, 2014, and the effective tax rate decreased to 32.0% from 46.6%. The decrease in the effective tax rate was primarily due to an unfavorable adjustment of 11% resulting from the deferred tax impact of a U.S. Internal Revenue Service ("IRS") settlement recorded during the quarter ended March 28, 2014 and an increase in the tax benefits of 2% derived from our non-U.S. net earnings and permanent tax adjustments for the quarter ended March 27, 2015. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
Six Months Ended March 27, 2015 Compared to Six Months Ended March 28, 2014

	For the Six Months Ended
(in millions, except as otherwise indicated)	March 27, 2015	March 28, 2014	Variance	% Change
Recurring customer revenue	$1,654	$1,548	$106	6.8%
Other revenue	123	128	(5)	(3.9)%
Total revenue	1,777	1,676	101	6.0%
Operating expenses	1,471	1,347	124	9.2%
Operating income	306	329	(23)	(7.0)%
Interest expense, net	(101)	(93)	(8)	8.6%
Other income	3	2	1	50.0%
Income tax expense	(68)	(98)	30	(30.6)%
Net income	$140	$140	$—	—%

Summary Cash Flow Data:
Net cash provided by operating activities	$756	$757	$(1)	(0.1)%
Net cash used in investing activities	(708)	(555)	(153)	27.6%
Net cash used in financing activities	(49)	(8)	(41)	512.5%

Key Performance Indicators:
Ending number of customers (thousands)	6,653	6,352	301	4.7%
Gross customer additions (thousands)	511	463	48	10.4%
Customer revenue attrition rate (percent)	12.5%	14.2%	-170 bps	N/M
Customer unit attrition rate (percent)	12.5%	13.7%	-120 bps	N/M
Average revenue per customer (dollars)	$41.98	$41.40	$0.58	1.4%
Cost to serve expenses	$608	$535	$73	13.6%
Gross subscriber acquisition cost expenses	$232	$220	$12	5.5%
EBITDA(1)	$851	$831	$20	2.4%
Pre-SAC EBITDA(1)	$1,069	$1,023	$46	4.5%
FCF(1)	$87	$174	$(87)	(50.0)%
N/M - Not meaningful

(1)	EBITDA, pre-SAC EBITDA and FCF are non-GAAP measures. Refer to the "Non-GAAP measures" section for the definitions thereof and reconciliations to the most comparable GAAP measures.
Revenue
Revenue increased as a result of growth in recurring customer revenue for our residential and business customers. Recurring customer revenue increased largely due to $62 million of recurring revenue associated with the Protectron business, which we acquired during the fourth quarter of fiscal year 2014, and higher average revenue per customer.

Average revenue per customer increased primarily due to the addition of new customers at higher rates, largely driven by an increase in ADT Pulse customers as compared to total customer additions, as well as price escalations on our existing customer base, partially offset by lower average revenue per customer associated with customers acquired in the acquisition of Protectron.
Gross customer additions increased due to greater direct and dealer channel production. The increase in customer accounts generated through our direct channel resulted primarily from stronger lead generation, increased self-generated business, improved close rates and incremental customers related to the Protectron operations. The increase in our dealer channel production was primarily due to a higher number of customers generated from our existing dealers, as well as incremental customers added through Protectron dealer relationships.
Our ending number of customers, net of attrition, grew as compared to March 28, 2014 due to the acquisition of Protectron. Both customer unit attrition and customer revenue attrition as of March 27, 2015 improved as compared to March 28, 2014, reflecting the impact of several programs implemented to address non-pay, voluntary, and relocation disconnects in addition to strengthened resale efforts.
Operating Expenses
We evaluate operating expenses by categorizing costs into cost to serve expenses, gross subscriber acquisition cost expenses, depreciation and amortization, separation costs and other. The following tables reflect the location of these items in our Condensed and Consolidated Statements of Operations for the six months ended March 27, 2015 and March 28, 2014:

	For the Six Months Ended March 27, 2015
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Separation costs	Total
Cost to serve expenses	$231	$335	$42	$—	$608
Gross subscriber acquisition cost expenses	22	210	—	—	232
Depreciation and amortization	518	104	—	—	622
Separation costs	—	—	—	—	—
Other	9	—	—	—	9
Total Operating Expenses	$780	$649	$42	$—	$1,471

	For the Six Months Ended March 28, 2014
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Separation costs	Total
Cost to serve expenses	$202	$324	$9	$—	$535
Gross subscriber acquisition cost expenses	35	185	—	—	220
Depreciation and amortization	472	102	—	—	574
Separation costs	—	—	—	9	9
Other	9	—	—	—	9
Total Operating Expenses	$718	$611	$9	$9	$1,347
Operating expenses increased for the six months ended March 27, 2015 as compared to the six months ended March 28, 2014 largely resulting from greater cost to serve expenses of $73 million, depreciation and amortization of $48 million and, to a lesser extent, subscriber acquisition cost expenses of $12 million.
The increase in cost to serve expenses was primarily driven by the following:

•	Increase in radio conversion costs of $33 million.

•	Incremental costs associated with the operations of Protectron of $30 million.
The increase in depreciation and amortization expense was primarily driven by the following:

•	A $28 million increase in depreciation on subscriber system assets, which included greater ADT Pulse additions and upgrades.

•	Incremental depreciation and amortization expense associated with the acquisition and operations of Protectron of $18 million.
The increase in gross subscriber acquisition cost expenses of $12 million was primarily driven by increased advertising costs, $11 million of which was attributable to dealer lead generation activities under a marketing efficiency program.
Income Tax Expense
Income tax expense decreased $30 million for the six months ended March 27, 2015 as compared to the six months ended March 28, 2014, and the effective tax rate decreased to 32.7% from 41.2%. The decrease in the effective tax rate was primarily due to an unfavorable adjustment of 5% resulting from the deferred tax impact of an IRS settlement recorded during the six months ended March 28, 2014 and an increase in the tax benefits of 2% derived from our non-U.S. net earnings and permanent tax adjustments for the six months ended March 27, 2015. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
Non-GAAP Measures
To provide investors with additional information in connection with our results as determined by GAAP, we also disclose non-GAAP measures which management believes provide useful information to investors. These measures consist of EBITDA, pre-SAC EBITDA and FCF. These measures are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for net income, operating profit, cash from operating activities or any other operating performance measure calculated in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. We use EBITDA and pre-SAC EBITDA to measure the operational strength and performance of our business. We use FCF as an additional measure of our ability to repay debt, make other investments and return capital to stockholders through dividends and share repurchases. These measures, or measures that are based on them, may also be used as components in our incentive compensation plans.
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
We believe pre-SAC EBITDA is useful because it measures the operational profits from our existing customer base by excluding certain revenue and expenses related to acquiring new customers. Pre-SAC EBITDA reflects EBITDA, as discussed above, adjusted for gross subscriber acquisition cost expenses and revenue associated with the sale of equipment. Excluding subscriber acquisition related revenue and expenses eliminates the impact of growing our subscriber base.
There are material limitations to using EBITDA and pre-SAC EBITDA. EBITDA does not take into account certain significant items, including depreciation and amortization, interest expense and tax expense, which directly affect our net income. In addition to the EBITDA limitations, pre-SAC EBITDA does not take into account subscriber acquisition related revenue and expenses. These limitations are best addressed by considering the economic effects of the excluded items independently, and by considering EBITDA and pre-SAC EBITDA in conjunction with net income as calculated in accordance with GAAP.
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

The tables below reconcile EBITDA and pre-SAC EBITDA to net income and FCF to cash flows from operating activities.
EBITDA and pre-SAC EBITDA

	For the Quarters Ended		For the Six Months Ended
(in millions)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net income	$68	$63	$140	$140
Interest expense, net	51	46	101	93
Income tax expense	32	55	68	98
Depreciation and intangible asset amortization	278	260	553	509
Amortization of deferred subscriber acquisition costs	35	33	69	65
Amortization of deferred subscriber acquisition revenue	(40)	(37)	(80)	(74)
EBITDA	$424	$420	$851	$831

Gross subscriber acquisition cost expenses	120	107	232	220
Revenue associated with the sale of equipment	(7)	(13)	(14)	(28)
Pre-SAC EBITDA	$537	$514	$1,069	$1,023
For the quarter ended March 27, 2015, EBITDA and pre-SAC EBITDA increased by $4 million and $23 million, respectively, due primarily to higher recurring revenue of $56 million, partially offset by increased cost to serve expenses of $40 million. The increase in EBITDA was also partially offset by increased gross subscriber acquisition cost expenses of $13 million.
For the six months ended March 27, 2015, EBITDA and pre-SAC EBITDA increased by $20 million and $46 million, respectively, due primarily to higher recurring revenue of $106 million, partially offset by increased cost to serve expenses of $73 million. The increase in EBITDA was also partially offset by increased gross subscriber acquisition cost expenses of $12 million.
For further details on the drivers of these changes, refer to the discussions above under "-Results of Operations."
FCF

	For the Six Months Ended
(in millions)	March 27, 2015	March 28, 2014	Variance	% Change
Net cash provided by operating activities	$756	$757	$(1)	(0.1)%
Dealer generated customer accounts and bulk account purchases	(267)	(225)	(42)	18.7%
Subscriber system assets	(352)	(325)	(27)	8.3%
Capital expenditures	(50)	(33)	(17)	51.5%
FCF	$87	$174	$(87)	(50.0)%
FCF decreased primarily due to increases in cash paid for dealer generated customer accounts, subscriber system assets and capital expenditures.
The increase in cash paid for dealer generated customer accounts resulted primarily from the increased levels of dealer account production discussed above under "-Results of Operations-Revenue" and an increase in ADT Pulse customers acquired through the dealer channel. The increase in cash paid for subscriber system assets resulted primarily from greater gross customer additions through the direct channel, an increase in new ADT Pulse customers and a higher volume of ADT Pulse upgrades to existing customers. The increase in capital expenditures relates primarily to increased investments in real estate and technology to improve our business operations, platforms and capabilities.
Net cash provided by operating activities remained flat due to higher EBITDA, despite an increase in radio conversion costs of $33 million, and the timing of other operating cash payments, offset by a $31 million increase in interest payments.

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
Liquidity
At March 27, 2015, we had $63 million in cash and cash equivalents and another $535 million available under our $750 million revolving credit facility. Our primary future cash needs are expected to be centered on operating activities, working capital, capital expenditures, strategic investments and dividends. In addition, we may use cash to repurchase shares of our common stock under our $3 billion share repurchase program. We believe our cash position, amounts available under our revolving credit facility and cash provided by operating activities will be adequate to meet our operational and business needs in the next twelve months.
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
There were $215 million outstanding borrowings under the revolving credit facility as of March 27, 2015 compared with $375 million outstanding as of September 26, 2014.
As of March 27, 2015, we were in compliance with all financial covenants related to our debt instruments.
Share Repurchases
On November 18, 2013, our board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012. This repurchase program expires November 26, 2015. Pursuant to this approval, we may enter into accelerated share repurchase plans as well as repurchase shares on the open market. During the six months ended March 27, 2015, we made open market repurchases of 4.2 million shares of our common stock at an average price of $32.91 per share, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. The total cost of open market repurchases for the six months ended March 27, 2015 was $138 million, all of which was paid during the period.
Dividends
On November 19, 2014, we paid a quarterly dividend on our common stock of $0.20 per share to stockholders of record on October 29, 2014. This dividend was declared on September 19, 2014.
On January 8, 2015, our board of directors authorized a 5% quarterly dividend increase and also declared a quarterly dividend on our common stock of $0.21 per share to stockholders of record on January 28, 2015. This dividend was paid on February 18, 2015.
On March 17, 2015, our board of directors declared a quarterly dividend on our common stock of $0.21 per share to stockholders of record on April 29, 2015. This dividend will be paid on May 20, 2015.
Cash Flow Analysis
Cash Flows from Operating Activities
For the six months ended March 27, 2015 and March 28, 2014, we reported net cash provided by operating activities of $756 million and $757 million, respectively. See discussion of changes in net cash provided by operating activities included in FCF under "-Non-GAAP Measures."

Cash Flows from Investing Activities

	For the Six Months Ended
(in millions)	March 27, 2015	March 28, 2014
Net cash used in investing activities	$(708)	$(555)
In order to maintain and grow our customer base and to expand our infrastructure, we typically reinvest the cash provided by our operating activities into our business. These investments are intended to grow our customer base, enhance the overall customer experience, improve the productivity of our field workforce and support greater efficiency of our back office systems and our customer care centers. For the six months ended March 27, 2015 and March 28, 2014, our investing activities consisted of subscriber system asset additions and capital expenditures totaling $402 million and $358 million, respectively. Additionally, during the six months ended March 27, 2015 and March 28, 2014, we paid $267 million and $225 million, respectively, for customer contracts for electronic security services generated under the ADT dealer program and bulk account purchases. Overall, net cash used in investing activities increased primarily due to the increase in gross customer additions and new ADT Pulse customers in the direct and dealer channels as well as greater ADT Pulse upgrades to existing customers. See discussion regarding these activities included in FCF under "-Non-GAAP Measures" for further details.
Cash Flows from Financing Activities

	For the Six Months Ended
(in millions)	March 27, 2015	March 28, 2014
Net cash used in financing activities	$(49)	$(8)
For the six months ended March 27, 2015, the net cash used in financing activities was primarily attributable to $505 million of proceeds from long-term borrowings which consisted of proceeds from the issuance of the $300 million December 2014 Debt Offering as well as borrowings under our revolving credit facility. We also received $27 million in proceeds from the exercise of stock options. These increases in cash were more than offset by $367 million of repayments of long-term debt primarily related to repayments of outstanding borrowings under our revolving credit facility, $138 million in repurchases of our common stock under our approved share repurchase program and $71 million in dividend payments on our common stock, which were primarily funded with cash from operations.
For the six months ended March 28, 2014, the net cash used in financing activities was primarily attributable to $1.7 billion of proceeds from long-term borrowings, which consisted of proceeds from the issuance of our $1 billion and $500 million debt offerings in October 2013 and March 2014, respectively, as well as borrowings under our revolving credit facility. These increases in cash were more than offset by $1.3 billion in repurchases of our common stock under our approved share repurchase program, $376 million of repayments of long-term debt primarily related to repayments of outstanding borrowings under our revolving credit facility and $62 million in dividend payments on our common stock.
Critical Accounting Policies and Estimates
The preparation of the Condensed and Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We identified in our 2014 Form 10-K accounting policies that are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended March 27, 2015, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our 2014 Form 10-K. See Note 1 to the Condensed and Consolidated Financial Statements for information about recent accounting pronouncements.
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

Forward-looking information involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. Specific factors that could cause actual results to differ from results contemplated by forward-looking statements include, among others, the following:

•	competition in the markets we serve, including new entrants in these markets, and our ability to continue to execute a competitive, profitable pricing structure;

•	our ability to compete with new and existing competitors by developing or acquiring new technologies that achieve market acceptance and acceptable margins;

•	entry of potential competitors upon the expiration of non-competition agreements;

•	an increase in the rate of customer attrition including impact to our depreciation and amortization expenses or impairment of assets related to our security monitoring services;

•	changes in the housing market and consumer discretionary income;

•	shifts in consumers' choice of, or telecommunication providers' support for, telecommunication services and equipment;

•	failure to maintain the security of our information and technology networks, including personally identifiable information;

•	interruption to our monitoring facilities;

•	volatility in the market price of our stock;

•	current and potential securities litigation;

•	failure to realize expected benefits from acquisitions and investments;

•	risks associated with pursuing business opportunities that diverge from our current business model;

•	potential loss of authorized dealers and affinity marketing relationships;

•	risks associated with acquiring and integrating customer accounts;

•	failure of our authorized dealers to mitigate certain risks;

•	increase in government regulation of telemarketing, e-mail marketing and other marketing upon cost and growth of our business;

•	unauthorized use of our brand name;

•	risks associated with ownership of the ADT® brand name outside of the United States and Canada by Tyco International Ltd., our former parent company ("Tyco") and other third parties;

•	failure to enforce our intellectual property rights;

•	allegations that we have infringed the intellectual property rights of third parties;

•	changes in U.S. and non-U.S. governmental laws and regulations;

•	imposition by local governments of assessments, fines, penalties and limitations on either us or our customers for false alarms;

•	refusal to respond to calls from monitored security service companies, including us, by police departments in certain U.S. and Canadian jurisdictions;

•	our dependence on certain software technology that we license from third parties, and failure or interruption in products or services of third-party providers;

•	our greater exposure to liability for employee acts or omissions or system failures;

•	interference with our customers' access to some of our products and services through the Internet by broadband service providers;

•	potential impairment of our deferred tax assets;

•	inability to hire and retain key personnel, including an effective sales force;

•	adverse developments in our relationship with our employees;

•	capital market conditions, including availability of funding sources;

•	changes in our credit ratings;

•	risks related to our increased indebtedness, including our ability to meet certain financial covenants in our debt instruments;

•	impact of any material adverse legal judgments, fines, penalties or settlements;

•	exposure to counterparty risk in our hedging agreements;

•	fluctuations in foreign currency exchange rates;

•	potential liabilities for legacy obligations relating to the separation from Tyco; and

•	failure to fully realize expected benefits from the separation from Tyco.
Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks towards our future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
For additional discussion of potential risks and uncertainties that could impact our results of operations or financial position, see Part I, Item 1A. Risk Factors in our 2014 Form 10-K. There have been no material changes to the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2014 Form 10-K.
Off-Balance Sheet Arrangements
There were no material off-balance sheet arrangements as of March 27, 2015.
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
Based on management's evaluation, our principal executive officer and principal financial officer have concluded that, as of March 27, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject to various claims and lawsuits in the ordinary course of our business, including from time to time contractual disputes, employment matters, product and general liability claims, claims that we have infringed the intellectual property rights of others, claims related to alleged security system failures and consumer and employment class actions. We have recorded accruals for losses that we believe are probable to occur and are reasonably estimable. See Note 7 to the Condensed and Consolidated Financial Statements for further information on legal proceedings and income tax matters. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings, other than matters specifically identified in Note 7, will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.
ADT's significant business risks are described in Part I, Item 1A. in our 2014 Form 10-K. Management does not believe that there have been any material changes in our risk factors from those previously disclosed in our 2014 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/27/14 - 01/23/15	1,271,799	$34.20	1,271,799	$242,917,495
01/24/15 - 02/27/15	—	$—	—	$242,917,495
02/28/15 - 03/27/15	—	$—	—	$242,917,495
Total	1,271,799	$34.20	1,271,799	$242,917,495
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

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter and six months ended March 27, 2015 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed and Consolidated Statements of Operations, (iii) the Condensed and Consolidated Statements of Comprehensive Income, (iv) the Condensed and Consolidated Statement of Stockholders' Equity, (v) the Condensed and Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed and Consolidated Financial Statements

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

Date: April 29, 2015

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

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter and six months ended March 27, 2015 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed and Consolidated Statements of Operations, (iii) the Condensed and Consolidated Statements of Comprehensive Income, (iv) the Condensed and Consolidated Statement of Stockholders' Equity, (v) the Condensed and Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed and Consolidated Financial Statements

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