Form 10-Q
period 2015-06-26
ADT Corp
filed 2015-07-29
CIK 1546640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2015
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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant's common stock, $0.01 par value, was 169,932,547 as of July 22, 2015.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADT CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except share and per share data)

	June 26, 2015	September 26, 2014
Assets
Current Assets:
Cash and cash equivalents	$69	$66
Accounts receivable trade, less allowance for doubtful accounts of $25 and $24, respectively	97	101
Inventories	73	76
Prepaid expenses and other current assets	49	55
Deferred income taxes	120	111
Total current assets	408	409
Property and equipment, net	275	265
Subscriber system assets, net	2,445	2,260
Goodwill	3,703	3,738
Intangible assets, net	3,027	3,120
Deferred subscriber acquisition costs, net	618	571
Other assets	225	186
Total Assets	$10,701	$10,549

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$5	$4
Accounts payable	179	208
Accrued and other current liabilities	238	260
Deferred revenue	241	236
Total current liabilities	663	708
Long-term debt	5,225	5,096
Deferred subscriber acquisition revenue	884	838
Deferred tax liabilities	742	651
Other liabilities	123	128
Total Liabilities	7,637	7,421

Commitments and contingencies (See Note 7)

Stockholders' Equity:
Common stock – authorized 1,000,000,000 shares of $0.01 par value; issued and outstanding shares – 170,657,540 as of June 26, 2015 and 174,109,318 as of September 26, 2014	2	2
Additional paid-in capital	2,508	2,643
Retained earnings	588	445
Accumulated other comprehensive (loss) income	(34)	38
Total Stockholders' Equity	3,064	3,128
Total Liabilities and Stockholders' Equity	$10,701	$10,549
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Revenue	$898	$849	$2,675	$2,525
Cost of revenue	396	354	1,176	1,072
Selling, general and administrative expenses	334	307	983	918
Radio conversion costs (See Note 1)	5	18	47	27
Separation costs (See Note 1)	—	1	—	10
Operating income	163	169	469	498
Interest expense, net	(52)	(49)	(153)	(142)
Other income (expense)	1	(35)	4	(33)
Income before income taxes	112	85	320	323
Income tax expense	(37)	(3)	(105)	(101)
Net income	$75	$82	$215	$222

Net income per share:
Basic	$0.44	$0.47	$1.25	$1.21
Diluted	$0.44	$0.47	$1.24	$1.20

Weighted-average number of shares:
Basic	171	174	172	184
Diluted	172	175	173	185

Dividends declared per common share	$—	$—	$0.420	$0.400
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net income	$75	$82	$215	$222
Other comprehensive income (loss):
Foreign currency translation and other	16	10	(72)	(9)
Total other comprehensive income (loss), net of tax	16	10	(72)	(9)
Comprehensive income	$91	$92	$143	$213
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in millions)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance as of September 26, 2014	174	$2	$2,643	$445	$38	$3,128
Comprehensive income (loss):
Other comprehensive loss					(72)	(72)
Net income				215		215
Dividends declared				(72)		(72)
Common stock repurchases	(5)		(183)			(183)
Exercise of stock options and vesting of restricted stock units	1		30			30
Stock-based compensation expense			17			17
Other			1			1
Balance as of June 26, 2015	170	$2	$2,508	$588	$(34)	$3,064
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the Nine Months Ended
	June 26, 2015	June 27, 2014
Cash Flows from Operating Activities:
Net income	$215	$222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization	839	767
Amortization of deferred subscriber acquisition costs	105	98
Amortization of deferred subscriber acquisition revenue	(122)	(111)
Stock-based compensation expense	17	15
Deferred income taxes	96	102
Provision for losses on accounts receivable and inventory	46	33
Changes in operating assets and liabilities and other	(16)	39
Net cash provided by operating activities	1,180	1,165
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(408)	(362)
Subscriber system assets	(521)	(488)
Capital expenditures	(76)	(56)
Other investing	(42)	(7)
Net cash used in investing activities	(1,047)	(913)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	30	14
Repurchases of common stock under approved program	(164)	(1,384)
Dividends paid	(107)	(97)
Proceeds from long-term borrowings	575	1,725
Repayment of long-term debt	(458)	(377)
Other financing	(5)	(21)
Net cash used in financing activities	(129)	(140)

Effect of currency translation on cash	(1)	—

Net increase in cash and cash equivalents	3	112
Cash and cash equivalents at beginning of period	66	138
Cash and cash equivalents at end of period	$69	$250
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
Other Income (Expense)—During the quarter and nine months ended June 27, 2014, the Company recorded $35 million and $33 million of other expense, respectively. Substantially all of these amounts related to $35 million of non-taxable expense recorded during the third quarter of fiscal year 2014, representing a reduction in the receivable from Tyco pursuant to the tax sharing agreement entered into in conjunction with the Separation (the "2012 Tax Sharing Agreement") due to the resolution of certain components of the Company’s unrecognized tax benefits. See Note 6 and Note 7 for further information.
Inventories—Inventories are recorded at the lower of cost or market value. Cost is computed using standard cost, which approximates average cost. Inventories consisted of the following ($ in millions):

	June 26, 2015	September 26, 2014
Work in progress	$3	$2
Finished goods	70	74
Inventories	$73	$76
Financial Instruments—The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and derivative financial instruments. Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated their respective carrying values as of June 26, 2015 and September 26, 2014.

Long-Term Debt Instruments—The fair value of the Company's senior unsecured notes was determined using prices for ADT's securities obtained from external pricing services, which are considered Level 2 inputs. The carrying amount of debt outstanding under the Company's revolving credit facility approximates fair value as interest rates on these borrowings approximate current market rates.
The carrying value and fair value of the Company's debt that is subject to fair value disclosures as of June 26, 2015 and September 26, 2014 were as follows ($ in millions):

	June 26, 2015		September 26, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt instruments, excluding capital lease obligations	$5,198	$5,001	$5,065	$4,759
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
Accrued and Other Current Liabilities—Accrued and other current liabilities as of June 26, 2015 and September 26, 2014 consisted of the following ($ in millions):

	June 26, 2015	September 26, 2014
Payroll-related accruals	$59	$45
Accrued interest	51	44
Insurance-related accruals	41	38
Other accrued liabilities	87	133
Total	$238	$260
Guarantees—In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations or cash flows. As of June 26, 2015 and September 26, 2014, there were no material guarantees.
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which sets forth a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016, and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is currently evaluating the impact of this guidance.
On July 9, 2015, the FASB voted to defer the effective date of the above mentioned revenue recognition guidance by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016.
In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. The guidance is to be applied on a retrospective basis and is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In April 2015, the FASB issued authoritative guidance regarding the accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Companies may elect to adopt this guidance using either (1) a prospective approach for all arrangements entered into or materially modified after the effective date, or (2) a retrospective approach. The Company is currently evaluating the impact of this guidance.
In July 2015, the FASB issued authoritative guidance to simplify the subsequent measurement of inventory. Under this new standard, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance.
2. Acquisitions
Dealer Generated Customer Accounts and Bulk Account Purchases
During the nine months ended June 26, 2015 and June 27, 2014, the Company paid $408 million and $362 million, respectively, for customer contracts for electronic security services generated under the ADT dealer program and bulk account purchases.
3. Goodwill and Other Intangible Assets
Goodwill
There were no material changes in the carrying amount of goodwill during the nine months ended June 26, 2015.
Other Intangible Assets
The following table sets forth the gross carrying amounts and accumulated amortization of the Company's other intangible assets as of June 26, 2015 and September 26, 2014 ($ in millions):

	June 26, 2015		September 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$8,156	$(5,167)	$8,098	$(5,022)
Trade names and other	44	(6)	51	(7)
Total	$8,200	$(5,173)	$8,149	$(5,029)
Changes in the net carrying amount of contracts and related customer relationships during the nine months ended June 26, 2015 were as follows ($ in millions):

Balance as of September 26, 2014	$3,076
Customer contract additions, net of dealer charge-backs	409
Amortization	(461)
Currency translation and other	(35)
Balance as of June 26, 2015	$2,989

Other than goodwill, the Company does not have any other indefinite-lived intangible assets. The weighted-average amortization period for contracts and related customer relationships acquired during the nine months ended June 26, 2015 was 15 years. Intangible asset amortization expense for the quarters and nine months ended June 26, 2015 and June 27, 2014 was as follows ($ in millions):

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Intangible asset amortization expense	$154	$145	$463	$435
The estimated aggregate amortization expense for intangible assets is expected to be as follows ($ in millions):

Remainder of fiscal 2015	$153
Fiscal 2016	546
Fiscal 2017	457
Fiscal 2018	382
Fiscal 2019	329
Fiscal 2020	264
4. Debt
5.25% Senior Unsecured Notes Due 2020
On December 18, 2014, the Company completed a public offering of $300 million of its 5.25% senior unsecured notes due March 15, 2020 (the "December 2014 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $296 million and were primarily used to repay outstanding borrowings under the Company's revolving credit facility and for general corporate purposes. Interest is payable on March 15 and September 15 of each year and commenced on March 15, 2015. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
Additionally, in December 2014, the Company entered into interest rate swap transactions on all $300 million of the December 2014 Debt Offering. These transactions are designated as fair value hedges with the objective of managing the exposure to interest rate risk by converting the interest rates on the fixed-rate notes to floating rates. These transactions did not have a material impact on the Company's Condensed and Consolidated Financial Statements as of and for the nine months ended June 26, 2015.
Senior Unsecured Revolving Credit Facility
As of June 26, 2015, the Company had $195 million outstanding borrowings under its $750 million revolving credit facility compared with $375 million outstanding as of September 26, 2014. During the nine months ended June 26, 2015, the Company borrowed $275 million under the revolving credit facility and repaid $455 million, using proceeds from the December 2014 Debt Offering and cash from operations. The interest rate for borrowings under the revolving credit facility is based on the London Interbank Offered Rate or an alternative base rate, plus a spread, based upon the Company's credit rating. The revolving credit facility has a maturity date of June 22, 2017.
See Note 1 for information on the fair value of the Company's debt.
5. Equity
Dividends
On January 8, 2015, the Company's board of directors authorized a 5% quarterly dividend increase and also declared a quarterly dividend on ADT's common stock of $0.21 per share. This dividend was paid on February 18, 2015 to stockholders of record on January 28, 2015.
On March 17, 2015, the Company's board of directors declared a quarterly dividend on ADT's common stock of $0.21 per share. This dividend was paid on May 20, 2015 to stockholders of record on April 29, 2015.

Share Repurchase Program
On November 18, 2013, the Company's board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012. This repurchase program expires on November 26, 2015. During the nine months ended June 26, 2015, the Company made open market repurchases of 5 million shares of ADT's common stock at an average price of $33.53 per share. The total cost of open market repurchases for the nine months ended June 26, 2015 was $183 million, of which $164 million was paid during the nine month period. As of June 26, 2015, $198 million remained under the previously approved $3 billion share repurchase program. See Note 9 for details of the new share repurchase program that was approved in July 2015.
The above repurchases were made in accordance with the publicly announced board approved repurchase program. All of the Company's repurchases were treated as effective retirements of the purchased shares and therefore reduced reported shares issued and outstanding by the number of shares repurchased. In addition, the Company recorded the excess of the purchase price over the par value of the common stock as a reduction to additional paid-in capital.
Other
During the nine months ended June 26, 2015, the Company did not record any material reclassifications out of Accumulated Other Comprehensive (Loss) Income.
6. Income Taxes
Unrecognized Tax Benefits
The Company did not have a significant change to its unrecognized tax benefits during the nine months ended June 26, 2015. The Company's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe that the balance of its unrecognized tax benefits will be resolved in the next twelve months. The resolution of certain components of the Company's uncertain tax positions will be partially offset by an adjustment to the receivable from Tyco, which was recorded pursuant to the 2012 Tax Sharing Agreement.  See Note 7 for more information on this tax sharing agreement.
Effective Tax Rate
The Company's income tax expense for the quarter and nine months ended June 26, 2015 totaled $37 million and $105 million, respectively, resulting in an effective tax rate for the periods of 33.0% and 32.8%, respectively. The effective tax rate for the quarter and nine months ended June 26, 2015 reflects the tax impact of permanent items, state tax expense, changes in tax laws and non-US net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
The effective tax rate for the quarter and nine months ended June 27, 2014 of 3.5% and 31.3%, respectively, reflects a favorable adjustment of 40.6% and 10.8%, respectively, resulting from the settlement of certain unrecognized tax benefits. This adjustment was partially offset by the impact to the quarter and nine months ended June 27, 2014 effective tax rate of 14.4% and 3.8%, respectively, due to $35 million in non-taxable expense recorded in other income (expense) pursuant to the 2012 Tax Sharing Agreement. Additionally, the nine months ended June 27, 2014 includes the unfavorable impact of the deferred tax expense associated with pending IRS settlements of 5.2%.
7. Commitments and Contingencies
Purchase Obligations
As of June 26, 2015, there have been no material changes to the Company’s purchase obligations outside the ordinary course of business except as noted below.
During the quarter ended June 26, 2015, the Company amended its supply and purchasing agreement with one of its suppliers, which provides the Company with the right to purchase certain security system equipment and components. The agreement provides that the Company meet minimum purchase requirements, which are subject to adjustments based on certain performance conditions for each of the calendar years 2015, 2016 and 2017. The agreement expires on December 31, 2017. As of June 26, 2015, the estimated minimum purchase obligations under this agreement are $47 million in the fourth quarter of fiscal year 2015, $174 million in fiscal year 2016, $170 million in fiscal year 2017 and $43 million in the first quarter of fiscal year 2018.

Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, claims related to alleged security system failures and consumer and employment class actions. The Company has recorded accruals for losses that it believes are probable to occur and are reasonably estimable. While the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that the resolution of any such proceedings (other than matters specifically identified below) will not have a material effect on its financial position, results of operations or cash flows.
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
Securities Litigation
On April 28, 2014, the Company and certain of its current and former officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Southern District of Florida. The plaintiff alleges violations of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and seeks monetary damages, including interest, and class action status on behalf of all plaintiffs who purchased the Company's common stock during the period between November 27, 2012 and January 29, 2014, inclusive.  The claims focus primarily on the Company's statements concerning its financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014, its stock repurchase program in 2012 and 2013 and the buyback of stock from Corvex Management LP ("Corvex") in November 2013. On June 27, 2014, another plaintiff filed a similar action in the same court. On July 14, 2014, the Court entered an order consolidating the two actions under the caption Henningsen v. The ADT Corporation, Case No. 14-80566-CIV-DIMITROULEAS, and appointing IBEW Local 595 Pension and Money Purchase Pension Plans, Macomb County Employees' Retirement System and KBC Asset Management NV as Lead Plaintiffs in the consolidated action. In addition to the Company, the defendants named in the action are Naren Gursahaney, Kathryn A. Mikells, Michael S. Geltzeiler, Keith A. Meister and Corvex. On September 25, 2014, defendants moved to dismiss this action. On November 13, 2014, Mr. Geltzeiler was dismissed as a defendant without prejudice from this action. On June 4, 2015, the Court entered an order granting the motions to dismiss and dismissed plaintiffs' complaint in its entirety.  The Court granted plaintiffs leave to file an amended complaint on or before July 1, 2015. That deadline passed, and the Court dismissed the action with request for prejudice on July 8, 2015.
On January 14, 2015, the SEC sent the Company a letter stating that it is investigating the matters at issue in the foregoing litigation and requesting that the Company voluntarily provide the information and documents set forth in the letter concerning the same litigation. The Company is cooperating fully with the SEC in its investigation.

Derivative Litigation
In May and June 2014, four derivative actions were filed against a number of past and present officers and directors of the Company. Like the securities actions described above, the derivative actions focus primarily on the Company's stock repurchase program in 2012 and 2013, the buyback of stock from Corvex in November 2013 and the Company's statements concerning its financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014. Three of the derivative actions were filed in the United States District Court for the Southern District of Florida. On July 16, 2014, the Court consolidated those three actions under the caption In re The ADT Corporation Derivative Litigation, Lead Case No. 14-80570-CIV-DIMITROULEAS/SNOW, and on September 12, 2014, defendants moved to dismiss the consolidated action. The fourth derivative action, entitled Seidl v. Colligan, Case No. 2014CA007529, was filed in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The action is currently stayed pending the resolution of the appeal in the Ryan action, described below. A fifth derivative action asserting similar claims, entitled Ryan v. Gursahaney, C.A. No. 9992-VCP (the “Ryan action”), was filed in the Delaware Court of Chancery on August 1, 2014, and defendants moved to dismiss that action. In response to defendants' motion, plaintiff filed an amended complaint asserting similar claims and on October 13, 2014 defendants moved to dismiss the amended complaint. On April 28, 2015 the Court granted defendants' motion to dismiss the Ryan action for failure to make a litigation demand on ADT’s board of directors or to adequately plead that making such a demand would be futile. A sixth derivative action asserting similar claims against the same group of past and present officers and directors was filed in the Delaware Court of Chancery on January 27, 2015 under the caption entitled Binning v. Gursahaney, C.A. No. 10586-VCP (the “Binning action”). On February 18, 2015, the Delaware Court of Chancery entered an order staying the date for the defendants to respond to the Binning complaint until 45 days after its ruling on defendants' motion to dismiss the Ryan action. On May 15, 2015, plaintiffs in the consolidated derivative action in Florida federal court notified the Court that, in light of the Delaware Court of Chancery’s dismissal of the Ryan action, they had made a demand on ADT’s board of directors to bring the claims that plaintiffs had asserted in that action.  Following that notice, on May 20, 2015, the Florida federal court entered an order dismissing the consolidated derivative action.  On May 27, 2015, plaintiff in the Ryan action filed a notice of appeal to the Delaware Supreme Court and on July 13, 2015, filed its opening brief asking the Court to reverse the Court of Chancery’s dismissal of his action.  On June 9, 2015, plaintiff in the Binning action filed an amended complaint asserting claims similar to his initial complaint.  Defendants moved to dismiss Binning's amended complaint on July 7, 2015.
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
With respect to years prior to and including the 2007 separation of Covidien and TE Connectivity by Tyco, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Although Tyco has advised ADT that it has resolved a substantial number of these adjustments, a few significant items raised by the Internal Revenue Service ("IRS") remain open with respect to the audits of the 1997 through 2007 tax years. On July 1, 2013, Tyco announced that the IRS issued Notices of Deficiency to Tyco primarily related to the treatment of certain intercompany debt transactions (the "Tyco IRS Notices").  These notices assert that additional taxes of $883 million plus penalties of $154 million are owed based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries, as they existed at that time. Further, Tyco reported receiving Final Partnership Administrative Adjustments (the "Partnership Notices") for certain U.S. partnerships owned by its former U.S. subsidiaries, for which Tyco has indicated that it estimates an additional tax deficiency of approximately $30 million will be asserted. The additional tax assessments related to the Tyco IRS Notices and the Partnership Notices exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings is proved correct. Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments. Consistent with its petitions filed with the U.S. Tax Court, Tyco has advised the Company that it strongly disagrees with the IRS position and believes (i) it has meritorious defenses for the respective tax filings, (ii) the IRS positions with regard to these matters are inconsistent with applicable tax laws and Treasury regulations, and (iii) the previously reported taxes for the years in question are appropriate. No payments with respect to the Tyco IRS Notices would be required until the dispute is resolved in the U.S. Tax Court. During the quarter ended June 26, 2015, the U.S. Tax Court, at the request of the IRS, has agreed to defer the trial date that had been set for February 2016. The new trial date has not been set by the court but is expected to be rescheduled for later in 2016.

During the quarter ended March 27, 2015, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the 2008 and 2009 tax years of Tyco and its subsidiaries. Tyco received anticipated Revenue Agents' Reports ("RARs") proposing adjustments to certain Tyco entities' previously filed tax return positions, including the predecessor to ADT, relating primarily to certain intercompany debt. During the quarter ended June 26, 2015, Tyco filed a formal, written protest with the IRS Office of Appeals requesting review of the RARs. Tyco has advised the Company that it strongly disagrees with the IRS position and intends to vigorously defend its prior filed tax return positions and believes the previously reported taxes for the years in question are appropriate.
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
Other liabilities in the Company's Condensed and Consolidated Balance Sheets as of both June 26, 2015 and September 26, 2014 include $19 million for ADT's obligations under certain tax related agreements entered into in conjunction with the Separation. The maximum amount of potential future payments is not determinable as they relate to unknown conditions and future events that cannot be predicted.
8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could participate in earnings, but not securities that are anti-dilutive. The computations of basic and diluted earnings per share for the quarters and nine months ended June 26, 2015 and June 27, 2014 were as follows:

	For the Quarters Ended		For the Nine Months Ended
(in millions, except per share amounts)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Basic Earnings Per Share
Numerator:
Net income	$75	$82	$215	$222
Denominator:
Basic weighted-average shares outstanding	171	174	172	184

Basic earnings per share	$0.44	$0.47	$1.25	$1.21

	For the Quarters Ended		For the Nine Months Ended
(in millions, except per share amounts)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Diluted Earnings Per Share
Numerator:
Net income	$75	$82	$215	$222
Denominator:
Basic weighted-average shares outstanding	171	174	172	184
Effect of dilutive securities:
Dilutive effect of stock options and restricted stock units	1	1	1	1
Diluted weighted-average shares outstanding	172	175	173	185

Diluted earnings per share	$0.44	$0.47	$1.24	$1.20
The computation of diluted earnings per share for the quarters ended June 26, 2015 and June 27, 2014 excludes the effect of the potential exercise of options to purchase approximately 2.0 million and 2.3 million shares, respectively, of stock as the effect would have been anti-dilutive. The computation of diluted earnings per share for the nine months ended June 26, 2015 and June 27, 2014 excludes the effect of the potential exercise of options to purchase approximately 2.0 million and 1.7 million shares, respectively, of stock as the effect would have been anti-dilutive.
9. Subsequent Events
Dividend
On July 17, 2015, the Company's board of directors declared a quarterly dividend on ADT's common stock of $0.21 per share. This dividend will be paid on August 19, 2015 to stockholders of record on July 29, 2015.
Share Repurchase Program
On July 17, 2015, the Company’s board of directors approved a new share repurchase program authorizing the Company to purchase up to $1 billion of its common stock which is incremental to the remaining amounts authorized to be repurchased under the current share repurchase program expiring on November 26, 2015. Pursuant to this approval, the Company may enter into accelerated share repurchase plans, as well as repurchase shares on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The new share repurchase program expires on July 17, 2018, and may be terminated at any time.

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
On September 28, 2012, we completed our separation (the "Separation") from Tyco International Ltd. ("Tyco").
Business Overview
The ADT Corporation (hereinafter referred to as "we," "our," the "Company" or "ADT") is a leading provider of monitored security, interactive home and business automation and related monitoring services. We currently serve approximately 6.6 million customers, making us the largest company of our kind in both the United States and Canada.
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

Results of Operations
Quarter Ended June 26, 2015 Compared to Quarter Ended June 27, 2014

	For the Quarters Ended
(in millions, except as otherwise indicated)	June 26, 2015	June 27, 2014	Variance	% Change
Recurring customer revenue	$834	$785	$49	6.2%
Other revenue	64	64	—	—%
Total revenue	898	849	49	5.8%
Operating expenses	735	680	55	8.1%
Operating income	163	169	(6)	(3.6)%
Interest expense, net	(52)	(49)	(3)	6.1%
Other income (expense)	1	(35)	36	N/M
Income tax expense	(37)	(3)	(34)	N/M
Net income	$75	$82	$(7)	(8.5)%

Key Performance Indicators:
Ending number of customers (thousands)	6,625	6,313	312	4.9%
Gross customer additions (thousands)	262	250	12	4.8%
Customer revenue attrition rate (percent)	12.4%	13.9%	-150 bps	N/M
Customer unit attrition rate (percent)	12.3%	13.5%	-120 bps	N/M
Average revenue per customer (dollars)	$42.50	$42.20	$0.30	0.7%
Cost to serve expenses	$292	$278	$14	5.0%
Gross subscriber acquisition cost expenses	$116	$106	$10	9.4%
EBITDA(1)	$444	$388	$56	14.4%
Pre-SAC EBITDA(1)	$553	$480	$73	15.2%
N/M - Not meaningful

(1)	EBITDA and pre-SAC EBITDA are non-GAAP measures. Refer to the "Non-GAAP Measures" section for the definitions thereof and reconciliations to the most comparable GAAP measures.
Revenue
Revenue increased as a result of growth in recurring customer revenue for our residential and business customers. Recurring customer revenue increased largely due to $29 million of recurring revenue associated with the Reliance Protectron Inc. ("Protectron") business, which we acquired during the fourth quarter of fiscal year 2014, and higher average revenue per customer.
Average revenue per customer increased primarily due to the addition of new customers at higher rates, largely driven by an increase in ADT Pulse customers as compared to total customer additions, as well as price escalations on our existing customer base, partially offset by lower average revenue per customer associated with customers acquired in the acquisition of Protectron.
Gross customer additions increased due to greater direct and dealer channel production. The increase in customer accounts generated through our direct channel resulted primarily from incremental customers related to the Protectron operations as well as increased business customers driven by improved close rates and increased self-generated business. The increase in our dealer channel production was primarily due to incremental customers added through Protectron dealer relationships as well as a higher number of customers generated from our existing dealers.
Our ending number of customers, net of attrition, grew as compared to June 27, 2014 primarily due to the acquisition of Protectron. Both customer unit attrition and customer revenue attrition as of June 26, 2015 improved as compared to June 27, 2014, reflecting the impact of several programs implemented to address non-pay and voluntary disconnects in addition to strengthened resale efforts.

Operating Expenses
We evaluate operating expenses by categorizing costs into cost to serve expenses, gross subscriber acquisition cost expenses, depreciation and amortization, separation costs and other. The following tables reflect the location of these costs in our Condensed and Consolidated Statements of Operations for the quarters ended June 26, 2015 and June 27, 2014:

	For the Quarter Ended June 26, 2015
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Separation costs	Total
Cost to serve expenses	$117	$170	$5	$—	$292
Gross subscriber acquisition cost expenses	9	107	—	—	116
Depreciation and amortization	265	57	—	—	322
Separation costs	—	—	—	—	—
Other	5	—	—	—	5
Total operating expenses	$396	$334	$5	$—	$735

	For the Quarter Ended June 27, 2014
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Separation costs	Total
Cost to serve expenses	$96	$164	$18	$—	$278
Gross subscriber acquisition cost expenses	12	94	—	—	106
Depreciation and amortization	242	49	—	—	291
Separation costs	—	—	—	1	1
Other	4	—	—	—	4
Total operating expenses	$354	$307	$18	$1	$680
Operating expenses increased for the quarter ended June 26, 2015 as compared to the quarter ended June 27, 2014 largely resulting from an increase in depreciation and amortization of $31 million, greater cost to serve expenses of $14 million and an increase in gross subscriber acquisition cost expenses of $10 million.
The increase in depreciation and amortization expense was primarily driven by the following:

•	A $14 million increase in depreciation on subscriber system assets, which included greater ADT Pulse additions and upgrades.

•	Incremental depreciation and amortization expense associated with the acquisition and operations of Protectron of $10 million.
The increase in cost to serve expenses was primarily driven by the following:

•	Incremental costs associated with the operations of Protectron of $15 million.

•
Increased costs of $20 million largely related to greater maintenance and customer service expenses due primarily to a higher mix of ADT Pulse customers, as well as efforts to enhance our customer care and service response, and higher bad debt expense.

These increases were partially offset by a decrease in radio conversion costs of $13 million and a decrease in restructuring charges of $8 million.
The increase in gross subscriber acquisition cost expenses was primarily driven by increased advertising costs of $8 million, which was largely attributable to dealer lead generation activities under a marketing efficiency program.
Other Income (Expense)
Other expense of $35 million for the quarter ended June 27, 2014 was a result of a reduction in a receivable from Tyco pursuant to the tax sharing agreement entered into in conjunction with the Separation ("2012 Tax Sharing Agreement") due to the resolution of certain unrecognized tax benefits.

Income Tax Expense
Income tax expense increased $34 million for the quarter ended June 26, 2015 as compared with the quarter ended June 27, 2014, and the effective tax rate increased to 33.0% from 3.5%. The increase in the effective tax rate is primarily driven by a favorable adjustment in the quarter ended June 27, 2014 resulting from the settlement of certain unrecognized tax benefits of 40.6%, partially offset by the impact to the quarter ended June 27, 2014 effective tax rate of 14.4% due to $35 million in non-taxable expense recorded in other income (expense) pursuant to the 2012 Tax Sharing Agreement. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
Nine Months Ended June 26, 2015 Compared to Nine Months Ended June 27, 2014

	For the Nine Months Ended
(in millions, except as otherwise indicated)	June 26, 2015	June 27, 2014	Variance	% Change
Recurring customer revenue	$2,488	$2,333	$155	6.6%
Other revenue	187	192	(5)	(2.6)%
Total revenue	2,675	2,525	150	5.9%
Operating expenses	2,206	2,027	179	8.8%
Operating income	469	498	(29)	(5.8)%
Interest expense, net	(153)	(142)	(11)	7.7%
Other income (expense)	4	(33)	37	(112.1)%
Income tax expense	(105)	(101)	(4)	4.0%
Net income	$215	$222	$(7)	(3.2)%

Summary Cash Flow Data:
Net cash provided by operating activities	$1,180	$1,165	$15	1.3%
Net cash used in investing activities	(1,047)	(913)	(134)	14.7%
Net cash used in financing activities	(129)	(140)	11	(7.9)%

Key Performance Indicators:
Ending number of customers (thousands)	6,625	6,313	312	4.9%
Gross customer additions (thousands)	773	713	60	8.4%
Customer revenue attrition rate (percent)	12.4%	13.9%	-150 bps	N/M
Customer unit attrition rate (percent)	12.3%	13.5%	-120 bps	N/M
Average revenue per customer (dollars)	$42.50	$42.20	$0.30	0.7%
Cost to serve expenses	$900	$813	$87	10.7%
Gross subscriber acquisition cost expenses	$348	$326	$22	6.7%
EBITDA(1)	$1,295	$1,219	$76	6.2%
Pre-SAC EBITDA(1)	$1,622	$1,503	$119	7.9%
FCF(1)	$175	$259	$(84)	(32.4)%
N/M - Not meaningful

(1)	EBITDA, pre-SAC EBITDA and FCF are non-GAAP measures. Refer to the "Non-GAAP Measures" section for the definitions thereof and reconciliations to the most comparable GAAP measures.
Revenue
Revenue increased as a result of growth in recurring customer revenue for our residential and business customers. Recurring customer revenue increased largely due to $91 million of recurring revenue associated with the Protectron business, which we acquired during the fourth quarter of fiscal year 2014, and higher average revenue per customer.

Average revenue per customer increased primarily due to the addition of new customers at higher rates, largely driven by an increase in ADT Pulse customers as compared to total customer additions, as well as price escalations on our existing customer base, partially offset by lower average revenue per customer associated with customers acquired in the acquisition of Protectron.
Gross customer additions increased due to greater direct and dealer channel production. The increase in customer accounts generated through our direct channel resulted primarily from greater phone sales, increased self-generated business, improved close rates and incremental customers related to the Protectron operations. The increase in our dealer channel production was primarily due to incremental customers added through Protectron dealer relationships as well as a higher number of customers generated from our existing dealers.
Our ending number of customers, net of attrition, grew as compared to June 27, 2014 primarily due to the acquisition of Protectron. Both customer unit attrition and customer revenue attrition as of June 26, 2015 improved as compared to June 27, 2014, reflecting the impact of several programs implemented to address non-pay and voluntary disconnects in addition to strengthened resale efforts.
Operating Expenses
We evaluate operating expenses by categorizing costs into cost to serve expenses, gross subscriber acquisition cost expenses, depreciation and amortization, separation costs and other. The following tables reflect the location of these items in our Condensed and Consolidated Statements of Operations for the nine months ended June 26, 2015 and June 27, 2014:

	For the Nine Months Ended June 26, 2015
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Separation costs	Total
Cost to serve expenses	$348	$505	$47	$—	$900
Gross subscriber acquisition cost expenses	31	317	—	—	348
Depreciation and amortization	783	161	—	—	944
Separation costs	—	—	—	—	—
Other	14	—	—	—	14
Total operating expenses	$1,176	$983	$47	$—	$2,206

	For the Nine Months Ended June 27, 2014
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Separation costs	Total
Cost to serve expenses	$298	$488	$27	$—	$813
Gross subscriber acquisition cost expenses	47	279	—	—	326
Depreciation and amortization	714	151	—	—	865
Separation costs	—	—	—	10	10
Other	13	—	—	—	13
Total operating expenses	$1,072	$918	$27	$10	$2,027
Operating expenses increased for the nine months ended June 26, 2015 as compared to the nine months ended June 27, 2014 largely resulting from greater cost to serve expenses of $87 million, depreciation and amortization of $79 million and, to a lesser extent, gross subscriber acquisition cost expenses of $22 million.

The increase in cost to serve expenses was primarily driven by the following:

•	Incremental costs associated with the operations of Protectron of $45 million.

•	Increase in radio conversion costs of $20 million.
The remaining increase in cost to serve expenses was largely a result of increased maintenance and customer service expenses due primarily to a higher mix of ADT Pulse customers, as well as efforts to enhance our customer care and service response.
The increase in depreciation and amortization expense was primarily driven by the following:

•	A $41 million increase in depreciation on subscriber system assets, which included greater ADT Pulse additions and upgrades.

•	Incremental depreciation and amortization expense associated with the acquisition and operations of Protectron of $28 million.
The increase in gross subscriber acquisition cost expenses was primarily driven by increased advertising costs of $26 million, which was largely attributable to dealer lead generation activities under a marketing efficiency program.
Interest Expense, net
Interest expense, net increased $11 million for the nine months ended June 26, 2015 as compared to the nine months ended June 27, 2014, due to an increase in our indebtedness from the issuance of $300 million in notes in December 2014.
Other Income (Expense)
Other expense of $33 million for the nine months ended June 27, 2014 was primarily a result of a $35 million reduction in amounts owed by Tyco pursuant to the 2012 Tax Sharing Agreement due to the resolution of certain unrecognized tax benefits.
Income Tax Expense
Income tax expense increased $4 million for the nine months ended June 26, 2015 as compared to the nine months ended June 27, 2014, and the effective tax rate increased to 32.8% from 31.3%. The increase in the effective tax rate was primarily driven by a favorable adjustment in the nine months ended June 27, 2014 resulting from the settlement of certain unrecognized tax benefits of 10.8%, partially offset by the impact to the nine months ended June 27, 2014 effective tax rate of 3.8% due to $35 million in non-taxable expense recorded in other income (expense) pursuant to the 2012 Tax Sharing Agreement. Additionally, the nine months ended June 27, 2014 included the unfavorable impact of the deferred tax expense associated with pending IRS settlements of 5.2%. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
Non-GAAP Measures
To provide investors with additional information in connection with our results as determined by GAAP, we also disclose non-GAAP measures, which management believes provide useful information to investors. These measures consist of EBITDA, pre-SAC EBITDA and FCF. These measures are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for net income, operating profit, cash from operating activities or any other operating performance measure calculated in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. We use EBITDA and pre-SAC EBITDA to measure the operational strength and performance of our business. We use FCF as an additional measure of our ability to repay debt, make other investments and return capital to stockholders through dividends and share repurchases. These measures, or measures that are based on them, may also be used as components in our incentive compensation plans.
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
The tables below reconcile EBITDA and pre-SAC EBITDA to net income and FCF to cash flows from operating activities.
EBITDA and pre-SAC EBITDA

	For the Quarters Ended		For the Nine Months Ended
(in millions)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net income	$75	$82	$215	$222
Interest expense, net	52	49	153	142
Income tax expense	37	3	105	101
Depreciation and intangible asset amortization	286	258	839	767
Amortization of deferred subscriber acquisition costs	36	33	105	98
Amortization of deferred subscriber acquisition revenue	(42)	(37)	(122)	(111)
EBITDA	$444	$388	$1,295	$1,219

Gross subscriber acquisition cost expenses	116	106	348	326
Revenue associated with the sale of equipment	(7)	(14)	(21)	(42)
Pre-SAC EBITDA	$553	$480	$1,622	$1,503
For the quarter ended June 26, 2015, EBITDA and pre-SAC EBITDA increased by $56 million and $73 million, respectively, as compared to the quarter ended June 27, 2014. These increases were due primarily to higher recurring revenue of $49 million, partially offset by increased cost to serve expenses of $14 million. An additional contributor to the increase of EBITDA and pre-SAC EBITDA was $35 million in other expense which was recorded in the quarter ended June 27, 2014 pursuant to the 2012 Tax Sharing Agreement. For further details, refer to the discussion above under "-Results of Operations- Other Income (Expense)." The increase in EBITDA was also partially offset by increased gross subscriber acquisition cost expenses of $10 million.
For the nine months ended June 26, 2015, EBITDA and pre-SAC EBITDA increased by $76 million and $119 million, respectively, as compared to the nine months ended June 27, 2014. These increases were due primarily to higher recurring revenue of $155 million, partially offset by increased cost to serve expenses of $87 million. An additional contributor to the increase of EBITDA and pre-SAC EBITDA was $35 million in other expense which was recorded in the nine months ended June 27, 2014 pursuant to the 2012 Tax Sharing Agreement. For further details, refer to the discussion above under "-Results of Operations- Other Income (Expense)." The increase in EBITDA was also partially offset by increased gross subscriber acquisition cost expenses of $22 million.

For further details on the drivers of these changes, refer to the discussions above under "-Results of Operations."
FCF

	For the Nine Months Ended
(in millions)	June 26, 2015	June 27, 2014	Variance	% Change
Net cash provided by operating activities	$1,180	$1,165	$15	1.3%
Dealer generated customer accounts and bulk account purchases	(408)	(362)	(46)	12.7%
Subscriber system assets	(521)	(488)	(33)	6.8%
Capital expenditures	(76)	(56)	(20)	35.7%
FCF	$175	$259	$(84)	(32.4)%
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
Net cash provided by operating activities increased due to higher EBITDA, as discussed above, partially offset by a $28 million increase in interest payments and the timing of other operating cash payments.
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
Liquidity
At June 26, 2015, we had $69 million in cash and cash equivalents and another $555 million available under our $750 million revolving credit facility. Our primary future cash needs are expected to be centered on operating activities, working capital, capital expenditures, strategic investments and dividends. In addition, we may use cash to repurchase shares of our common stock under our $3 billion share repurchase program. We believe our cash position, amounts available under our revolving credit facility and cash provided by operating activities will be adequate to meet our operational and business needs in the next twelve months.
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
There were $195 million outstanding borrowings under the $750 million revolving credit facility as of June 26, 2015 compared with $375 million outstanding as of September 26, 2014.
As of June 26, 2015, we were in compliance with all financial covenants related to our debt instruments.

Share Repurchases
On November 18, 2013, our board of directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012. This repurchase program expires on November 26, 2015. Pursuant to this approval, we may enter into accelerated share repurchase plans, as well as repurchase shares on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. During the nine months ended June 26, 2015, we made open market repurchases of 5 million shares of our common stock at an average price of $33.53 per share. The total cost of open market repurchases for the nine months ended June 26, 2015 was$183 million, of which $164 million was paid during the nine month period.
On July 17, 2015, our board of directors approved a new share repurchase program authorizing us to purchase up to $1 billion of our common stock which is incremental to the remaining amounts authorized to be repurchased under the current share repurchase program expiring on November 26, 2015. Pursuant to this approval, we may enter into accelerated share repurchase plans, as well as repurchase shares on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The new share repurchase program expires on July 17, 2018, and may be terminated at any time.
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
On March 17, 2015, our board of directors declared a quarterly dividend on our common stock of $0.21 per share to stockholders of record on April 29, 2015. This dividend was paid on May 20, 2015.
On July 17, 2015, our board of directors declared a quarterly dividend on our common stock of $0.21 per share to stockholders of record on July 29, 2015. This dividend will be paid on August 19, 2015.
Cash Flow Analysis
The following table is a summary of our cash flow activity for the nine months ended June 26, 2015 and June 27, 2014:

	For the Nine Months Ended
(in millions)	June 26, 2015	June 27, 2014	Variance	% Change
Net cash provided by operating activities	$1,180	$1,165	$15	1.3%
Net cash used in investing activities	$(1,047)	$(913)	$(134)	14.7%
Net cash used in financing activities	$(129)	$(140)	$11	(7.9)%
Cash Flows from Operating Activities
For the nine months ended June 26, 2015 and June 27, 2014, we reported net cash provided by operating activities of $1,180 million and $1,165 million, respectively. See discussion of changes in net cash provided by operating activities included in FCF under "-Non-GAAP Measures."

Cash Flows from Investing Activities
In order to maintain and grow our customer base and to expand our infrastructure, we typically reinvest the cash provided by our operating activities into our business. These investments are intended to grow our customer base, enhance the overall customer experience, improve the productivity of our field workforce and support greater efficiency of our back office systems and our customer care centers. For the nine months ended June 26, 2015 and June 27, 2014, our investing activities consisted of subscriber system asset additions and capital expenditures totaling $597 million and $544 million, respectively. Additionally, during the nine months ended June 26, 2015 and June 27, 2014, we paid $408 million and $362 million, respectively, for customer contracts for electronic security services generated under the ADT dealer program and bulk account purchases. Overall, net cash used in investing activities increased primarily due to the increase in gross customer additions and new ADT Pulse customers in the direct and dealer channels as well as greater ADT Pulse upgrades to existing customers. See discussion regarding these activities included in FCF under "-Non-GAAP Measures" for further details.
Cash Flows from Financing Activities
For the nine months ended June 26, 2015, the net cash used in financing activities was primarily attributable to $575 million of proceeds from long-term borrowings, which consisted of proceeds from the issuance of the $300 million December 2014 Debt Offering as well as borrowings under our revolving credit facility. We also received $30 million in proceeds from the exercise of stock options. These increases in cash were more than offset by $458 million of repayments of long-term debt primarily related to repayments of outstanding borrowings under our revolving credit facility, $164 million in repurchases of our common stock under our board approved share repurchase program and $107 million in dividend payments on our common stock.
For the nine months ended June 27, 2014, the net cash used in financing activities was primarily attributable to $1.7 billion of proceeds from long-term borrowings, which consisted of proceeds from the issuance of our $1 billion and $500 million debt offerings in October 2013 and March 2014, respectively, as well as borrowings under our revolving credit facility. These increases in cash were more than offset by $1.4 billion in repurchases of our common stock under our board approved share repurchase program, $377 million of repayments of long-term debt primarily related to repayments of outstanding borrowings under our revolving credit facility and $97 million in dividend payments on our common stock.
Commitments and Contractual Obligations
In our 2014 Form 10-K, we disclosed our commitments and contractual obligations. As of June 26, 2015, there have been no material changes to these commitments and contractual obligations outside the ordinary course of business except as noted below.
During the quarter ended June 26, 2015, we amended our supply and purchasing agreement with one of our suppliers, which provides us with the right to purchase certain security system equipment and components. The agreement provides that we meet minimum purchase requirements, which are subject to adjustments based on certain performance conditions for each of the calendar years 2015, 2016 and 2017. The agreement expires on December 31, 2017. As of June 26, 2015, our estimated minimum purchase obligations under this agreement are $47 million in the fourth quarter of fiscal year 2015, $174 million in fiscal year 2016, $170 million in fiscal year 2017 and $43 million in the first quarter of fiscal year 2018.
Off-Balance Sheet Arrangements
There were no material off-balance sheet arrangements as of June 26, 2015.
Critical Accounting Policies and Estimates
The preparation of the Condensed and Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We identified in our 2014 Form 10-K accounting policies that are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended June 26, 2015, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our 2014 Form 10-K. See Note 1 to the Condensed and Consolidated Financial Statements for information about recent accounting pronouncements.

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
Based on management's evaluation, our principal executive officer and principal financial officer have concluded that, as of June 26, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
3/28/15 - 04/24/15	—	$—	—	$242,917,495
04/25/15 - 05/29/15	—	$—	—	$242,917,495
05/30/15 - 06/26/15	1,265,125	$35.56	1,265,125	$197,933,667
Total	1,265,125	$35.56	1,265,125	$197,933,667
The transactions described in the table above pertain to the repurchase of common stock as part of the $3 billion, three-year, publicly announced share repurchase program previously approved by our board of directors, which expires on November 26, 2015. The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased.
On July 17, 2015, our board of directors approved a new share repurchase program authorizing us to purchase up to $1 billion of our common stock which is incremental to the remaining amounts authorized to be repurchased under the current share repurchase program expiring on November 26, 2015. Pursuant to this approval, we may enter into accelerated share repurchase plans, as well as repurchase shares on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The new share repurchase program expires on July 17, 2018, and may be terminated at any time.
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

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter and nine months ended June 26, 2015 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed and Consolidated Statements of Operations, (iii) the Condensed and Consolidated Statements of Comprehensive Income, (iv) the Condensed and Consolidated Statement of Stockholders' Equity, (v) the Condensed and Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed and Consolidated Financial Statements

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

THE ADT CORPORATION
By: /s/ Michael Geltzeiler
Michael Geltzeiler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2015

EXHIBIT INDEX

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(5)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 14, 2012	(3)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 26, 2012	(4)

3.3	Amended and Restated Bylaws of The ADT Corporation, dated December 6, 2012	(6)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter and nine months ended June 26, 2015 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed and Consolidated Statements of Operations, (iii) the Condensed and Consolidated Statements of Comprehensive Income, (iv) the Condensed and Consolidated Statement of Stockholders' Equity, (v) the Condensed and Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed and Consolidated Financial Statements

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