Form 10-K
period 2015-09-25
ADT Corp
filed 2015-11-12
CIK 1546640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 25, 2015
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number: 001-35502

 The ADT Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-4517261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common equity held by non-affiliates of the registrant as of March 27, 2015 was $7,004,401,749 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the registrant).

The number of outstanding shares of the registrant’s common stock, $0.01 par value, was 164,937,090 as of November 5, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the registrant’s fiscal year covered by this Form 10-K in connection with the registrant’s 2016 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business.
Overview
The ADT Corporation (hereinafter referred to as "we", the "Company" or "ADT") is a leading provider of monitored security, interactive home and business automation and related monitoring services in the United States and Canada. ADT has one of the most trusted and well-known brands in the monitored security industry today. We currently serve approximately 6.6 million residential and business customers, making us the largest company of our kind in both the United States and Canada. We deliver an integrated customer experience by maintaining the industry's largest sales, installation and service field force as well as a monitoring network, all backed by the support of approximately 17,100 employees. Our broad and pioneering set of products and services, including interactive home and business solutions and home health services, meet a range of customer needs for today's active and increasingly mobile lifestyles. We believe we are well positioned to continue to lead the large and growing residential and business security market, and that our demonstrated expertise and established footprint will help us to maintain a leadership position in the evolving market for home automation, home health monitoring, lifestyle and business productivity solutions.
We originated in 1874 as the American District Telegraph Company, a consortium of 57 telegraph operators. During the early part of the 20th century, we began offering fire and burglar alarm solutions. Over the years, we engaged in a variety of communications related activities and by 1987 had become one of the leading electronic security services providers. In 1997, we were acquired by Tyco International Ltd. ("Tyco"). In 2010, we acquired our largest competitor, Broadview Security.
The Company was incorporated in Delaware in 2012 as a wholly-owned subsidiary of Tyco. Effective on September 28, 2012 (the "Distribution Date"), Tyco distributed to its public stockholders the Company's common stock (the "Separation"), and the Company became an independent public company. In connection with the Separation, Tyco transferred the equity interests of the entities that held all of the assets and liabilities of its residential and small business security business in the United States and Canada to the Company.
We conduct business through our operating entities. During the fourth quarter of fiscal year 2015, the Company finalized its reporting structure following the acquisition of Reliance Protectron Inc. ("Protectron"), which we acquired during the fourth quarter of fiscal year 2014. See Note 2 to the Consolidated Financial Statements for details about this acquisition. In connection with this reporting structure finalization, the manner in which the Chief Executive Officer, who is the chief operating decision maker ("CODM"), evaluates performance and makes decisions about how to allocate resources changed, resulting in the reorganization of the Company's operating segments. We now have two reportable segments, which are the Company’s operating segments. Operating results are reported based on the following two segments:

•
United States: Includes sales, installation and monitoring for residential, business, and health customers in the United States and Puerto Rico, as well as corporate expenses and other operating costs associated with support functions in the U.S.

•	Canada: Includes sales, installation and monitoring for residential, business, and health customers in Canada as well as operating expenses associated with certain support functions in Canada.
Prior to the fourth quarter of fiscal year 2015, we reported financial and operating information in one segment. Where applicable, prior period amounts reported herein are based on the new segment structure. See Note 1 to our Consolidated Financial Statements for additional information.
Revenue by segment for the fiscal year ended September 25, 2015 is as follows ($ in millions):

	2015
	Revenue	% of Total Revenue
United States	$3,294	92.2%
Canada	280	7.8
Total	$3,574	100.0%
For a detailed discussion of financial information by segment and geographic area for fiscal years 2015, 2014 and 2013, see Item 7. Management's Discussion and Analysis and Note 12 to the Consolidated Financial Statements. Unless otherwise indicated, references in this Annual Report on Form 10-K to 2015, 2014 and 2013 are to our fiscal years ended September 25, 2015, September 26, 2014 and September 27, 2013, respectively.

In order to optimize the financial performance of our business, we focus on several key business drivers, including customer additions, costs to add a new customer, average revenue per customer, costs incurred to provide services to customers and customer tenure. We believe we have a proven track record of successfully balancing these key business drivers to optimize our financial returns. We use a structured customer acquisition process designed to generate new customers with attractive characteristics including, high adoption of automatic payment methods and strong credit scores, and interactive service contracts, which we believe results in long average customer tenure. We have made customer retention a top priority, and partner with leading market research companies to collect and analyze feedback from new and existing customers, enabling us to focus our efforts on the aspects of the customer experience that most strongly correlate to customer satisfaction and tenure.
The majority of the monitoring and home/business automation services and a large portion of the maintenance services we provide to our customers are governed by multi-year contracts with automatic renewal provisions. This provides us with significant recurring revenue, which for 2015, was approximately 93% of our consolidated revenue. We believe that the recurring nature of the majority of our revenue, combined with our large customer base and increasing average revenue per customer, enables us to invest continuously in growing and optimizing our business. This includes investments in technologies to further enhance the attractiveness of our solutions to current and potential customers, to continue development and training to enable our direct sales, installation, customer service and field service personnel to more effectively deliver exceptional service to our customers, to expand our dealer and partner network and to make continued enhancements to operational efficiency.
Our business plan contemplates the achievement of sustained, profitable growth in the markets we serve today, as well as in adjacent markets, by executing against strategies that leverage our key assets and core competencies. Where appropriate, we plan to supplement our organic growth efforts with complementary acquisitions.
We will continue to manage our business by optimizing the key business drivers noted above to maximize the value from and to our customers. We also believe there is significant opportunity to increase our share of monitored security and premises automation for an expanded business market, including small and mid-sized businesses. Therefore, we plan to continue to grow our share of business customers by expanding our business field sales force, supplemented with dedicated commercial sales professionals, and strengthen our business marketing support. We believe these actions will contribute to building a larger, more robust partner network and to assist in marketing additional value-added services, including ADT Pulse®, our remote monitoring and home/business automation system.
Additionally, we believe monitored security and home/business automation services remain underpenetrated in North America. The number of U.S. households with monitored security systems continues to be significantly lower than those with other home services such as video and Internet. We continue to increase penetration of security and automation services through the development of new solutions and enhanced offerings and marketing that attract new customers to enter the market. In addition, through our efficient operating model with potentially lower technology costs over time, we believe we can significantly reduce the cost of basic installation and services, opening up the potential for a much larger portion of households and businesses to purchase monitored security and home/business automation services.
Brands and Services
Our key brands are ADT® and ADT Pulse®. We believe our brands are among the most respected, trusted and well-known brands in the monitored security industry. The strength of our brands is built upon our long-standing record of providing quality, reliable monitored security services. Due to the importance that customers place on reputation and trust when purchasing home and business security, we believe the strength of our brands is a key contributor to our success.
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

Through the introduction of ADT Pulse® in 2010, we pioneered interactive technologies that allow our customers to remotely monitor and manage their home and business environments by adding automation capabilities to our monitored security systems. This is done in a way that maintains the separate network integrity and redundancy of a customer's life safety and security signals. Depending on the service plan that customers purchase and the type and level of product installation, they can remotely access information regarding the security of their home or business, arm and disarm their security system, adjust lighting or thermostat levels or view real-time video from cameras covering different areas of their premises, all via secure access from web-enabled devices (such as smart phones, laptops and tablet computers) and a customized web portal. ADT Pulse® also allows customers to create customized schedules and automation for managing lights, thermostats, appliances and garage doors, and can be programmed to perform certain functions, such as recording and viewing live video and sending text messages, based on triggering events. In 2014, we introduced the industry's first voice authentication and control application for ADT Pulse®, which we believe improves the user experience and engagement for our customers. Additionally, in 2015 we expanded the capabilities of our Pulse platform to more rapidly integrate new Internet of Things ("IoT") devices and services.
Many of our customers are driven to purchase monitored security as a result of a perceived or actual increase in crime or other life safety concerns in their neighborhood, such as a break-in or fire nearby. Other triggers that drive the purchase of monitored security systems include moving to a new home, getting a new job, becoming a pet owner, getting married or divorced, having a baby and traveling. These life events tend to heighten interest in solutions which can enhance safety and security and provide customers with greater peace of mind. We believe many of our customers purchase security systems and monitoring services as a result of encouragement by their insurance carriers, who may offer lower insurance premium rates if a security system is installed or may require that a system be installed as a condition of coverage.
Nearly half of our customers use traditional land-line telephone service as the primary communication method for alarm signals from their sites. As the use of land-line telephone service has decreased, the ability to provide alternative communication methods from a customer's control panel to our central monitoring centers has become increasingly important. We currently offer, and recommend, a variety of alternate and back-up alarm transmission methods including cellular and broadband Internet. See Risk Factors "Shifts in our customers' choice of, or telecommunications providers' support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures."
In our health business, we provide monitoring center supported personal emergency response system ("PERS") products and services which leverage our safety monitoring infrastructure to provide customers with solutions that help sustain independent living, encourage better self-care activities and improve communication of critical health information. Our core PERS offering consists of a wired or wireless console unit in premise and a wireless transmitter generally worn as a necklace or wristband by the customer. In the event of an emergency, the transmitter allows the customer to summon assistance via a two-way voice system that connects to our emergency response center that is staffed with dedicated PERS monitoring specialists. The monitoring team relays information to the appropriate local emergency responders, including Emergency Medical Services (EMS), police and fire departments as well as family members. We offer PERS units for customers with and without traditional telephone service. The majority of PERS units are shipped directly to the customer for easy set-up, however if required, trained field support is available upon request. In 2015, we introduced a new solution which is a mobile unit (“mPERS”) that provides the same capabilities as the in premise solution. Our monitoring centers are capable of communicating with the mobile unit over a two-way voice intercom and can determine the unit/user's location using GPS technology. Additionally, we added fall detection capabilities to our wireless and mobile solutions, which upon a customer fall, automatically alerts our monitoring centers.
 In addition to monitoring services, we provide customer service for routine maintenance and the installation of upgraded or additional equipment. A majority of our customer base is enrolled in a service plan which provides additional value to the customer and generates incremental recurring monthly revenue for ADT. Purchasers of our monitored security and home/business automation systems typically contract for ongoing system monitoring and maintenance at the time of initial equipment installation.
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

Customers and Marketing
We serve approximately 6.6 million residential and business customers throughout the United States and Canada. Our residential customers are typically owners of single-family homes, while our business customers include, among others, retail businesses, food and beverage service providers, medical offices and clinics, mechanical and auto-body shops, professional service providers and small-scale commercial facilities. We manage our existing customer base to maximize customer lifetime value, which includes continually evaluating our product offerings, pricing and service strategies, managing our costs to provide service to customers, upgrading existing customers to ADT Pulse®, and achieving long customer tenure. Our ability to increase average revenue per customer is derived from, and largely dependent on, our continued introduction of additional features and services that increase the value of our offerings to customers. Additionally, on September 29, 2014, the non-competition and non-solicitation provisions associated with the Separation expired and, as a result, we are no longer prohibited from competing in the commercial security market and therefore began expanding into the mid-sized commercial market.
To support the growth of our customer base and to improve awareness of our brands, we market our monitored security and home/business automation systems and services through national television advertisements, Internet advertising, including national search engine marketing, email, online video, local search, direct mail and social media. We continually work to optimize our marketing spend through a lead modeling process whereby we flex and shift our spending based on lead flow and measured marketing channel effectiveness. We utilize a variety of third-party referral providers who generate leads and sales referrals for both our direct sales team and our authorized dealers. Our partner lead generation methods include agreements with affinity organizations and third-party referral companies.
We constantly consider and evaluate new customer lead methods and channels in an effort to increase our customer base and drive greater penetration within homes and businesses without sacrificing customer quality. We continually explore opportunities to provide ADT-branded solutions through additional third parties, including telecommunications companies, broadband and cable companies, retailers, public and private utilities and software service providers.
Sales and Distribution Channels
We utilize a network of complementary distribution channels that includes a mix of direct and indirect. In fiscal year 2015, we generated approximately 60% of our new customers through our internal sales force, including our phone and field teams, supported by our direct response marketing efforts. We generated our remaining new customers in fiscal year 2015 through our authorized dealer program, and to a small extent, through agreements with leading homebuilders and related partners. As opportunities arise, we may also engage in selective bulk account purchases, which typically involve the purchase of a set of customer accounts from other security service providers, sometimes including competitors.
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
Our field sales force of approximately 3,600 sales consultants generates sales from residential and business customers through company generated leads and leads generated by our field sales force as well as customer referrals and other lead "self-generation" methods. Our field sales consultants undergo an in-depth screening process prior to hire. Each sales consultant completes comprehensive centralized training prior to conducting customer sales presentations and participates in ongoing training in support of new offerings and the use of our structured model sales call. We utilize a highly structured sales approach, which includes, in addition to the structured model sales call, daily monitoring of sales activity and effectiveness metrics and regular coaching by our sales management teams.
Our extensive dealer network, which consists of approximately 450 authorized dealers, including one authorized premier provider, operating across the United States and Canada, extends our reach by aligning us with select independent security sales and installation companies. These authorized dealers generally agree to exclusivity with us for security related services. We monitor each dealer to help ensure the dealer's financial stability, use of sound and ethical business practices and delivery of reliable and consistent high-quality sales and installation methods. Authorized dealers are required to adhere to the same high quality standards for sales and installation as company-owned field offices. We provide dealers with a full range of services designed to assist them in all aspects of their businesses.

Typically, our authorized dealers are contractually obligated to offer exclusively to us all qualified security services accounts they generate, but we are not obligated to accept these accounts. We pay our authorized dealers for the services they provide in generating qualified monitored accounts. In those instances when we reject an account, we generally still provide monitoring services for that account by means of a monitoring services agreement with the authorized dealer. Like our direct sales contracts, dealer generated customer contracts typically have an initial term of three years (two years in California) with automatic renewals for successive 30-day periods unless canceled by either party. If an accepted security services account is canceled during the charge-back period, generally twelve to fifteen months, the dealer is required to provide an account with equivalent economic characteristics or to refund our payment for their services for generating the account.
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
Field Operations
We serve our customer base from approximately 180 sales and service offices located throughout the United States and Canada. From these locations, our staff of approximately 4,600 installation and service technicians provides monitored security and home/business automation system installations and field service and repair. We staff our field offices to efficiently and effectively make sales calls, install systems and provide service support based on customer needs and our evaluation of growth opportunities in each market and utilize third party subcontract labor when appropriate. We maintain the relevant and necessary licenses related to the provision of installation and security and related services in the jurisdictions in which we operate.
 Monitoring Facilities and Support Services
We operate ten redundant monitoring facilities located across the United States and Canada. We employ approximately 4,000 monitoring center customer care professionals who are required to complete extensive initial training and receive ongoing training and coaching. Most of our monitoring facilities are listed by Underwriters Laboratories, Inc. ("U.L.") as protective signaling services stations. To obtain and maintain a U.L. listing, a security system monitoring center must be located in a building meeting U.L.'s structural requirements, have back-up computer and power systems and meet U.L. specifications for staffing and standard operating procedures. Many jurisdictions have laws requiring that security systems for certain buildings be monitored by U.L. listed facilities. In addition, a U.L. listing is required by insurers of certain customers as a condition of insurance coverage. In the event of an emergency at one of our monitoring facilities (e.g., fire, tornado, major interruption in telephone or computer service or any other event affecting the functionality of the facility), all monitoring operations can be automatically transferred to another monitoring facility. All of our monitoring facilities operate 24 hours a day on a year-round basis.
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
Suppliers
We purchase equipment and components of our products from a limited number of suppliers and distributors. Inventory is held in our regional distribution center at levels we believe sufficient to meet current and anticipated customer needs. We also maintain inventory of equipment and components at each field office and in technicians' vehicles. Generally our third-party distributors maintain a safety stock of certain key items to cover any minor supply chain disruptions. We also utilize dual sourcing methods to minimize the risk of a disruption from a single supplier. We do not anticipate any major interruptions in our supply chain.

Industry and Competition
We believe that technology trends are creating significant change in our industry. Innovation has lowered the barriers to entry in home automation, and new business models and competitors have emerged. We believe that a combination of increasing customer interest in lifestyle and business productivity and technology advancements will support the increasing penetration of interactive services and home/business automation. We are focused on extending our leadership position in the monitored security industry while also growing our share of the fast-growing home/business automation industry. The security systems market in the United States and Canada remains highly competitive and fragmented, with a number of major firms and thousands of smaller regional and local companies. The high fragmentation of the industry is primarily the result of relatively low barriers to entering the business in local geographies and the availability of wholesale monitoring (whereby smaller companies outsource their monitoring to operations that provide monitoring services but do not maintain the customer relationship). We believe that our principal competitors within the security systems market are Monitronics International, Inc., Vivint, Inc., Protection One, Inc., Comcast Corporation, AT&T, Inc., Tyco and Stanley Security Solutions, a subsidiary of Stanley Black and Decker.
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
We believe our field sales force, including our nationwide team of in-home sales consultants, our solid reputation for and expertise in providing reliable security and monitoring services through our in-house network of redundant monitoring centers, our reliable product solutions and our highly skilled installation and service organization position us well to compete with traditional and new competitors.
Seasonality
Our business experiences a certain level of seasonality. Because more household moves take place during the second and third calendar quarters of each year, our disconnect rate is typically higher in those quarters than in the first and fourth calendar quarters. There is also a slight seasonal effect on our new customer installation volume and related cash expenses incurred in investment in new subscribers; however, other factors, such as the level of marketing expense and relevant promotional offers, can mitigate the effects of seasonality. In addition, due to weather related incidences, we may see increased servicing costs related to higher alarm signals and customer service requests as a result of customer power outages and related issues.
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
We also currently rely extensively upon the use of both wireline and wireless telecommunications to communicate signals, and wireline and wireless telephone companies in the United States and Canada are regulated by federal, state, provincial and local governments. The operation and use of wireless telephone and radio frequencies is regulated in the United States by the Federal Communications Commission (“FCC”) and state public utilities commissions and in Canada by the Canadian Radio-Television Telecommunications Commission (“CRTC”). Although the use of wireline phone service has been decreasing, we believe we are well positioned to respond to these trends with alternate transmission methods that we already employ, including cellular and broadband Internet technologies. Our advertising and sales practices are regulated by the U.S. Federal Trade Commission ("FTC"), the Canadian Competition Bureau and state and provincial consumer protection laws. In addition, we are subject to certain administrative requirements and laws of the jurisdictions in which we operate. These laws and regulations may include restrictions on the manner in which we promote the sale of our security services and require us to provide most purchasers of our services with three-day or longer rescission rights.
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
Employees
As of September 25, 2015, we employed approximately 17,100 people. Approximately 13% of our employees are covered by collective bargaining agreements. We believe that our relations with our employees and labor unions have generally been good.
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
We maintain a website at www.adt.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee, as well as our Board Governance Principles and Code of Conduct, on our website under the heading "About Us," and sub-heading "Corporate Governance."
From time to time, ADT may use its website as a channel of distribution of material Company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investors.adt.com.

Executive Officers of the Registrant
The following information is provided regarding the executive officers of ADT. None of the executive officers of ADT has any family relationship to any other executive officer, director of ADT or nominee for election as director of ADT, nor any arrangement or understanding pursuant to which any person was selected as an officer. Information with respect to our directors is incorporated by reference to information included in the Proxy Statement for our 2016 Annual Meeting of Stockholders.
Naren Gursahaney
Age 53
Mr. Gursahaney is the Company’s President and Chief Executive Officer. He also serves as a member of the Company’s Board of Directors. Prior to the separation from Tyco in September 2012, Mr. Gursahaney served as President of Tyco’s ADT North American Residential business segment. Prior to the restructuring of the segment in fiscal year 2012, he was the President of Tyco Security Solutions, the world’s largest electronic security provider to residential, commercial, industrial and governmental customers and the largest operating segment of Tyco. Mr. Gursahaney joined Tyco in 2003 as Senior Vice President of Operational Excellence. He then served as President of Tyco Engineered Products and Services and President of Tyco Flow Control. Prior to joining Tyco, Mr. Gursahaney was President and Chief Executive Officer of GE Medical Systems Asia, where he was responsible for the company’s $1.6 billion sales and services business in the Asia-Pacific region. During his 10-year career with GE, Mr. Gursahaney held senior leadership roles in services, marketing and information management. His career also includes positions with Booz Allen & Hamilton and Westinghouse Electric Corporation. Mr. Gursahaney has a Bachelor of Science in Mechanical Engineering from The Pennsylvania State University and a Master of Business Administration from the University of Virginia. Mr. Gursahaney is on the board of directors of NextEra Energy, Inc. and is a member of its Audit and Governance & Nominating Committees.
N. David Bleisch
Age 56
Mr. Bleisch is the Company’s Senior Vice President and Chief Legal Officer. Prior to the separation from Tyco in September 2012, he served as Vice President and General Counsel of Tyco’s ADT North American Residential business segment. Prior to the restructuring of the segment in fiscal year 2012, Mr. Bleisch was the Vice President and General Counsel of Tyco Security Solutions, the largest segment of Tyco. He also managed the intellectual property legal group for all of Tyco’s operating segments worldwide. Mr. Bleisch joined Tyco in 2005 as Vice President and General Counsel of ADT North America and Deputy General Counsel of Tyco Fire & Security. Prior to joining Tyco, he was Senior Vice President, General Counsel and Corporate Secretary of The LTV Corporation in Cleveland, Ohio. Prior to joining LTV, Mr. Bleisch was a partner in the law firm of Jackson Walker LLP, where he served as a corporate transactional attorney before transitioning to commercial trial work. He holds a Bachelor of Arts from Carleton College and a Juris Doctor from Boston College Law School. He is a member of the State Bar of Texas.
Donald Boerema
Age 58
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
Jerri DeVard
Age 57
Ms. DeVard was appointed the Company's Senior Vice President and Chief Marketing Officer in March 2014. She is responsible for all strategic, operational and financial aspects of the Company’s integrated marketing programs including brand advertising, digital marketing, communications, lead generation, sponsorships, media, and other initiatives. Prior to joining ADT in March 2014, Ms. DeVard served as Nokia’s first Chief Marketing Officer. As a member of Nokia’s executive committee, she oversaw all global and local marketing, advertising, brand management, insights, retail, partnership, and sponsorship activities for consumer and small business. Before joining Nokia she held various marketing leadership positions in Fortune 100 organizations including Senior Vice President, Marketing and Brand Management for Verizon Communications, Inc. and Chief Marketing Officer, e-consumer for Citigroup. Ms. DeVard is a Director of Belk Stores and holds a Master of Business Administration in Marketing from Atlanta University Graduate School of Business and a Bachelor of Arts in Economics from Spelman College.
Mark Edoff
Age 57
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
Age 48
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
Michael Geltzeiler
Age 57
Mr. Geltzeiler was appointed the Company’s Senior Vice President and Chief Financial Officer in October 2013. He is responsible for all aspects of finance, treasury and investor relations and ADT’s financial strategy to help grow its business operations and create stockholder value. Before joining ADT, Mr. Geltzeiler served as Chief Financial Officer and Group Executive Vice President at NYSE Euronext from 2008 to November 2013. From 2001 to 2008, he was an executive at The Reader's Digest Association, Inc., as Chief Financial Officer for six years, then as President of School and Educational Services. Previously, he served in financial leadership roles at ACNielsen Corporation, including Chief Financial Officer of Marketing Services and Corporate Controller and Chief Financial Officer, EMEA Region; and in a variety of senior finance positions both in the U.S. and abroad for Dun & Bradstreet. Mr. Geltzeiler holds a Bachelor of Science in Accounting from the University of Delaware, a Master of Business Administration in Finance from New York University's Stern School of Business, and a CPA certification in the State of New York.

Andrea Martin
Age 55
Ms. Martin was appointed the Company’s President for our Canadian operations in January 2015. She is responsible for developing and executing the Company’s strategy to grow the security and automation segment throughout Canada and lead the integration of ADT Canada and Reliance Protectron. Prior to joining ADT, Ms. Martin was Managing Director of Data Services for Royal Mail plc in London, United Kingdom from October 2013 to January 2015. Ms. Martin previously served on the board of directors of Biocean Canada, Inc., a private Canadian life sciences company, from October 2010 to October 2012, and as its President and CEO from April 2011 to October 2012. Ms. Martin also served as President and CEO of Reader’s Digest Canada, a business unit of The Reader’s Digest Association, Inc. from 2004 to 2010. Ms. Martin has extensive experience managing large subscription-based businesses, as well as successfully growing and transforming global business units. Ms. Martin holds a Bachelor in Commerce from Concordia University, as well as Advanced Executive Degrees from Queen’s University and the University of Oxford Said Business School.

Kathleen McLean
Age 55
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
Age 50
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
Age 45
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
Age 50
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

Item 1A. Risk Factors.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risks described below and in our subsequent periodic filings with the SEC. The following risk factors should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes in this Annual Report on Form 10-K.
Risks Relating to Our Business
Our future growth is dependent upon our ability to keep pace with rapid technological and industry changes in order to develop or acquire new technologies for our products and service introductions that achieve market acceptance with acceptable margins.
Our business operates in markets that are characterized by rapidly changing technologies, evolving industry standards, potential new entrants and changes in customer needs and expectations. For example, a number of cable and other telecommunications companies and large technology companies with home automation solutions offer interactive security services that are competitive with our products and services. If these services gain greater market acceptance and traction, our ability to grow our business, in particular our ADT Pulse® offering, could be materially and adversely affected. Accordingly, our future success depends in part on our ability to accomplish the following: identify emerging technological trends in our target end-markets; develop, acquire and maintain competitive products and services that capitalize on existing and emerging trends; enhance our existing products and services by adding innovative features on a timely and cost-effective basis that differentiate us from our competitors; sufficiently capture intellectual property rights in new inventions and other innovations; and develop or acquire and bring products and services, including enhancements, to market quickly and cost-effectively. Our ability to develop or acquire new products and services that are technologically innovative requires the investment of significant resources and can affect our competitive position. These acquisition and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new commercially successful technologies, products or services on a timely basis. Moreover, as we introduce new products and services, we may be unable to detect and correct defects in the product or in its installation, which could result in loss of sales or delays in market acceptance. New or enhanced products and services may not satisfy consumer preferences and potential product failures may cause consumers to reject our products. As a result, these products and services may not achieve market acceptance and our brand image could suffer. In addition, our competitors may introduce superior products or business strategies, impairing our brand and the desirability of our products and services, which may cause consumers to defer or forego purchases of our products and services, and impacting our ability to charge monthly service fees. In addition, the markets for our products and services may not develop or grow as we anticipate. The failure of our technology, products or services to gain market acceptance, the potential for product defects or the obsolescence of our products and services could significantly reduce our revenue, increase our operating costs or otherwise adversely affect our business, financial condition, results of operations or cash flows.
In addition to developing and acquiring new technologies and introducing new offerings, we may need, from time to time, to phase out outdated and unsuitable technologies and services such as 2G cellular technology. See risk factor "Shifts in our customers' choice of, or telecommunications providers' support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures." If we are unable to do so on a cost-effective basis, we could experience reduced profits.
We sell our products and services in highly competitive markets, including the home automation market, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products and services.
The monitored security industry is highly fragmented and subject to significant competition and pricing pressures. We experience significant competitive pricing pressures on installation, monitoring and service fees. Several competitors offer installation fees that match or are lower than ours. Other competitors charge significantly more for installation but, in many cases, less for monitoring. In addition, cable and telecommunications companies have expanded into the monitored security industry and are bundling their existing offerings with monitored security services. In some instances, it appears that the monitored security services component of such bundled offerings is significantly underpriced and, in effect, subsidized by the rates charged for the other services offered by these companies. These pricing alternatives may influence customers’ desire to subscribe to our services at rates and fees we consider appropriate. In many cases, we face competition for direct sales from our independent, third-party authorized dealers, who may offer installation for considerably less than we do in particular markets. We believe that the monitoring and service fees we offer are generally competitive with rates offered by other security service providers. We face competition from other providers such as cable and telecommunications companies that may have highly recognized brands which may drive increased awareness of their security/automation offerings than ours, have access to greater capital and resources than us, and may spend significantly more on advertising, marketing and promotional resources which could have a material adverse effect on our ability to drive awareness and demand for our products and services. We also face potential competition from Do-It-Yourself (DIY) products which enable customers to self-monitor and control their environments without third-party involvement through the Internet, text messages, emails or similar communications, but with the disadvantage that alarm events may go unnoticed. Some DIY providers may also offer professional monitoring with the purchase of their systems and equipment without a contractual commitment which may be attractive to some customers, and put us at a competitive disadvantage. Other DIY providers may offer new IoT devices and services with automated features and capabilities that may be appealing to customers. Shifts in customer preferences towards DIY systems could increase our attrition rates over time and the risk of accelerated amortization of customer contracts resulting from a declining customer base. It is possible that one or more of our competitors could develop a significant technological advantage over us that allows them to provide additional service or better quality service or to lower their price, which could put us at a competitive disadvantage. Continued pricing pressure, improvements in technology and shifts in customer preferences towards self-monitoring or DIY could adversely impact our customer base and/or pricing structure and have a material adverse effect on our business, financial condition, results of operations and cash flows.
We rely on a significant number of our customers remaining with us as customers for long periods of time.
We operate our business with the goal of retaining customers for long periods of time in order to recoup our initial investment in new customers, and we generally achieve cash flow break-even in approximately three years. Accordingly, our long-term profitability is dependent on long customer tenure. This requires that we minimize our rate of customer disconnects, or attrition. One reason for disconnects is when customers relocate and do not reconnect. Customer relocations are impacted by changes in the housing market. See risk factor "General economic conditions can affect our business and we are susceptible to changes in the housing market and consumer discretionary income, which may inhibit our ability to sustain customer base growth rates." Other factors that can increase disconnects include problems experienced with our product or service quality, customer service, customer non-pay, unfavorable general economic conditions, and the preference for lower pricing of competitors' products and services over ours. If we fail to keep our customers for a sufficiently long period of time, our profitability, business, financial condition, results of operations and cash flows could be materially and adversely affected.
If we experience significantly higher rates of customer attrition, we may be required to change the estimated useful lives of assets and/or the accelerated method of depreciation related to our security monitoring customers, increasing our depreciation and amortization expense or impairing such assets.
We amortize the costs of our acquired and dealer-generated contracts and related customer relationships based on the estimated life of the customer relationships. We similarly depreciate the cost of our internally generated residential and business monitoring system assets and deferred subscriber acquisition costs. If attrition rates were to rise significantly, we may be required to accelerate the amortization of expenses related to such contracts and the depreciation/amortization of our subscriber system assets/deferred subscriber acquisition costs or to impair such assets, which could cause a material adverse effect on our financial condition and results of operations.
General economic conditions can affect our business and we are susceptible to changes in the housing market and consumer discretionary income, which may inhibit our ability to sustain customer base growth rates.
Demand for alarm monitoring services and home automation systems is affected by the turnover in the housing market. Downturns in the rate of the sale of new and existing homes, which we believe drives a substantial portion of our new customer volume in any given year, would reduce opportunities to make sales of new security and home automation systems and services and reduce opportunities to take over existing security and home automation systems. Recoveries in the housing market increase the occurrence of relocations which may lead to customers disconnecting service and not contracting with us in their new homes. In addition, general economic conditions can affect our business. For example, changes in personal economic circumstances may cause current security alarm and home automation customers to disconnect our services in an effort to reduce their monthly spending and such customers may default on their remaining contractual obligations to us. Our long-term revenue growth rate depends on installations exceeding disconnects. If customer disconnects and defaults increase, our business, financial condition, results of operations and cash flows could be materially and adversely affected. See risk factor "We rely on a significant number of our customers remaining with us as customers for long periods of time."
Failure to maintain the security of our information and technology networks, including personally identifiable information and other data, could adversely affect us. Due to the ever changing threat landscape, our products may be subject to potential vulnerabilities of wireless and IoT devices and our services may be subject to certain risks including hacking or other unauthorized access to control or view systems and obtain private information.
We are dependent on information technology networks and systems, including Internet and Internet-based or "cloud" computing services, to process, transmit and store electronic information. Along with our own confidential data and information in the normal course of our business, we or our partners collect and retain significant volumes of certain types of personally identifiable data, protected health information pursuant to the Health Insurance Portability Accountability Act (“HIPAA”) and other information pertaining to our customers and employees, including video images of customer sites. We must comply with applicable federal and state laws and regulations governing the collection, processing, sharing, access, use, security and privacy of personally identifiable information, including protected health information in addition to our own posted information security and privacy policies.
The legal, regulatory and contractual environment surrounding the foregoing is constantly evolving. If we fail to comply with applicable privacy and security laws, regulations and standards, properly protect the integrity and security of our facilities and systems and the data located within them, or defend against cybersecurity attacks, or if our third-party service providers, partners or vendors fail to do any of the foregoing with respect to data and information assessed, used or collected on our behalf, our business, reputation, results of operations and cash flows could be materially and adversely affected.
Companies that collect and retain sensitive and confidential information are under increasing attack by cyber-criminals around the world. While we implement security measures within our operations and systems, those measures may not prevent security breaches (including cyber security breaches), acts of vandalism, computer viruses, misplaced data or data loss that could be detrimental to our reputation, business, financial condition and results of operations. Third parties, including our partners and vendors, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure. In addition, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products and services. A significant actual or perceived (whether or not valid) theft, loss, fraudulent use or misuse of customer, employee or other personally identifiable data, whether by us, our partners and vendors, or other third parties or as a result of employee error or malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and information security policies with respect to such data could result in significant costs, fines, litigation or regulatory actions against us. Such an event could additionally result in unfavorable publicity and therefore adversely affect the market’s perception of the security and reliability of our services, and our credibility and reputation with our customers, which may lead to customer dissatisfaction and could result in lost sales and increased customer attrition. In addition, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could result in disruptions to our operations. Increasingly, our security and home/business automation products and services are accessed through the Internet, and security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, operating results and financial condition. We continue to invest in new and emerging technology and other solutions to protect our network and information systems, however, there can be no assurance that these investments and solutions will prevent any of the risks described above. While we maintain cyber liability insurance that provides both third party liability and first party insurance coverages, our insurance may not be sufficient to protect against all of our losses from any future disruptions or breaches of our systems or other event as described above.
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
We rely on third party software for key home automation features in our ADT Pulse® offering, and on the interoperation of that software with our own, such as ADT’s mobile applications and related platform. We could experience service disruptions if customer usage patterns for our ADT Pulse® offering exceed, or are otherwise outside of, design parameters for the system and the ability for ADT or our third party provider to make corrections. Such interruptions in the provision of services could result in our inability to meet customer demand, damage our reputation and customer relationships and adversely affect our business. We also rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality. For example, we license the software platform for our monitoring operations from third parties. Because a number of our products and services incorporate technology developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties’ ability to maintain or enhance their current products and services, to ensure that their products are free of defects or security vulnerabilities, to develop new products and services on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. Further, these third-party technology licenses may not always be available to us on commercially reasonable terms or at all. If our agreements with third-party vendors are not renewed or the third-party software becomes obsolete, is incompatible with future versions of our products or services or otherwise fails to address our needs, we cannot provide assurance that we would be able to replace the functionality provided by the third-party software with technology from alternative providers. Furthermore, even if we obtain licenses to alternative software products or services that provide the functionality we need, we may be required to replace hardware installed at our monitoring centers and at our customers’ sites, including security system control panels and peripherals, in order to affect our integration of or migration to alternative software products. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.
An event causing a disruption in the ability of our monitoring facilities to operate could adversely affect our business.
A disruption in our ability to provide security monitoring services, including monitoring services for our PERS products through our monitoring facilities, and otherwise serve our customers could have a material adverse effect on our business. A disruption could occur for many reasons, including fire, natural disasters, weather, disease, transportation interruption, extended power outages, human or other error, terrorism or sabotage or as a result of disruptions to third-party transmission lines. Monitoring could also be disrupted by information systems and network-related events or cyber security attacks, such as computer hacking, computer viruses, worms or other malicious software, denial of service attacks, malicious social engineering or other destructive or disruptive activities that could also cause damage to our properties, equipment and data. While our monitoring systems are redundant, a failure of our back-up procedures or a disruption affecting multiple monitoring facilities could disrupt our ability to provide security monitoring services and monitoring services for our PERS products. If we experience such disruptions, we may experience customer dissatisfaction and potential loss of confidence, and liabilities to customers or other third parties, each of which could harm our reputation and impact future revenues from these customers.
Our business strategy includes making acquisitions and investments that complement our existing business. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.
We will continue to analyze and evaluate the acquisition of, or investment in, strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of products and service offerings, and ultimately grow our business. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful.
Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from current business operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business or achieving anticipated operations efficiencies, expected synergies or cost savings;

•	higher integration costs than anticipated;

•	possibility of litigation or other claims in connection with, or as a result of, an acquisition, including claims from terminated employees, customers, former stockholders or other third parties;

•	inability to obtain required regulatory approvals and/or required financing on favorable terms;

•	potential loss of key employees, key contractual relationships or key customers of acquired companies or of us;

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies; and

•	dilution of interests of holders of shares of our common stock through the issuance of equity securities or equity-linked securities.
It may be difficult for us to complete transactions quickly and to integrate acquired operations and sales and marketing channels efficiently into our current business operations. Any acquisitions or investments may ultimately harm our business as such acquisitions or investments may not be successful and may ultimately result in impairment charges and have an adverse effect our financial condition, results of operations and cash flows.

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
An element of our business strategy is the generation of new customer accounts through our authorized dealer program, which accounted for approximately 40% of our new customer accounts for our 2015 fiscal year. Our future operating results will depend in large part on our ability to continue to manage this business generation strategy effectively. Although we currently generate accounts through hundreds of independent, third party authorized dealers, a significant portion of our accounts originate from a smaller number of such authorized dealers including one of our authorized dealers that signed a 5-year renewal agreement as a premier provider with us in 2014 and accounted for approximately 19% of all our new accounts. We experience loss of authorized dealers from our authorized dealer program due to various factors, such as authorized dealers becoming inactive or discontinuing their electronic security business, non-renewal of our dealer contracts and competition from other alarm monitoring companies. If we experience a loss of authorized dealers representing a significant portion of our customer account generation from our authorized dealer program or if we are unable to replace or recruit authorized dealers or alternate distribution channel partners in accordance with our business strategy, our business, financial condition, results of operations and cash flows may be materially and adversely affected.
In addition, successful promotion of our brand depends on the effectiveness of our marketing efforts and on our ability to offer member discounts and special offers for our products and services to our partners. We have actively pursued affinity marketing programs, which provide members of participating organizations with discounts on our products and services. The organizations with which we have affinity marketing programs closely monitor their relationships with us, as well as their members’ satisfaction with our products and services. These organizations may require us to pay higher fees to them, decrease our pricing for their members, introduce additional competitive options or otherwise alter the terms of our participation in their marketing programs in ways that are unfavorable to us. These organizations may also terminate their relationships with us if we fail to meet member satisfaction standards. If any of our affinity or marketing relationships were terminated or altered in an unfavorable manner, we may lose a source of sales leads and our business, financial condition, results of operations and cash flows could be materially and adversely affected.
We face risks in acquiring and integrating customer accounts.
An element of our business strategy may involve the bulk acquisition of customer accounts. Acquisitions of customer accounts involve a number of special risks, including the possibility of unexpectedly high rates of attrition and unanticipated deficiencies in the accounts and systems acquired despite our investigations prior to acquisition. We face competition from other alarm monitoring companies, including companies that may offer higher prices and more favorable terms for customer accounts purchased, and/or lower minimum financial or operational qualifications requirements for purchased accounts. This competition could reduce the acquisition opportunities available to us, slowing our rate of growth and/or increase the price we pay for such account acquisitions, thus reducing our return on investment and negatively impacting our revenue and results of operations. We cannot assure you that we will be able to purchase customer accounts on favorable terms in the future.
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
Our brand name is critical to our success. Unauthorized use of our brand name by third parties may adversely affect our business and reputation, including the perceived quality and reliability of our products and services. We rely on trademark law, company brand name protection policies and agreements with our employees, customers, business partners and others to protect the value of our brand name. Despite our precautions, we cannot provide assurance that those procedures are sufficiently effective to protect against unauthorized third-party use of our brand name. In particular, in recent years various third parties have used the ADT® brand name to engage in fraudulent activities, including unauthorized telemarketing conducted in our name to induce our existing customers to switch to competing monitoring service providers, lead generation activities for competitors and obtaining personal financial information. Third parties sometimes use ADT’s name and trademarks, or other confusingly similar variance thereof, in other contexts that may impact our brand. We may not be successful in investigating, preventing or prosecuting all unauthorized third-party use of our brand name. Future litigation with respect to such unauthorized use could also result in substantial costs and diversion of our resources. These factors could adversely affect our reputation, business, financial condition, results of operations and cash flows.
We do not own the right to use certain of our trademarks, including the ADT® brand name, outside of the United States and Canada.
Following the Separation, Tyco owns the ADT® brand name outside of the United States and Canada. Therefore, in order to expand our business outside the United States and Canada, we would need to either acquire or otherwise license the ADT® brand name from Tyco (to the extent not already used by Tyco or licensed by Tyco to a third party in the applicable jurisdictions) or use an alternative brand name. This would put us at a distinct competitive disadvantage. Development of a new brand outside the United States and Canada could be costly and would also require us to market other brands as superior alternatives to the ADT® brand, which could undermine its value among customers within the United States and Canadian residential and business security markets. These factors may make it difficult for us to develop a business outside of the United States and Canada. These factors also expose us to the risk that the ADT® brand name could suffer reputational damage or devaluation for reasons outside of our control, including Tyco’s business conduct outside of the United States and Canada or the business conduct of Tyco's licensees. Any of these factors may materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Our independent, third party authorized dealers may not be able to mitigate certain risks such as information technology breaches, data security breaches, product liability, errors and omissions and marketing compliance.
We generate a portion of our new customers through our authorized dealer network. We rely on independent, third party authorized dealers to implement mitigation plans for certain risks they may experience, including but not limited to, information technology breaches, data security breaches, product liability, errors and omissions and marketing compliance. If our authorized dealers experience any of these risks, or fail to implement mitigation plans for their risks, or if such implemented mitigation plans fail, we may be susceptible to risks associated with our authorized dealers through which we rely to generate customers. Any interruption in the generation of customer accounts or services provided by our authorized dealers could adversely affect our cash flows, results of operations and financial condition.
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
Certain elements of our operating model have historically relied on our customers’ continued selection and use of traditional land-line telecommunications to transmit alarm signals to our monitoring centers. There is a growing trend for customers to switch to the exclusive use of cellular, satellite or Internet communication technology in their homes and businesses, and telecommunication providers may discontinue their land-line services in the future. In addition, many of our customers who use cellular communication technology for their security and home/business automation systems use our products that rely on 2G cellular technology, and certain telecommunication providers have advised us that they will discontinue their 2G services in the future. Some older installed security systems use technology that is not compatible with the newer cellular, satellite or Internet communication technology, such as 3G and 4G networks, and will not be able to transmit alarm signals on these networks. The discontinuation of land-line, 2G cellular and any other services by telecommunications providers, and the switch by customers to the exclusive use of cellular, satellite or Internet communication technology may require system upgrades to alternative, and potentially more expensive, technologies to transmit alarm signals and for systems to function properly. This could increase our customer attrition rates and slow new customer generation. In order to maintain our customer base that uses security and home/business automation system components that are or could become obsolete, we implemented a three-year conversion program in fiscal year 2013 to replace 2G cellular technology used in many of our security systems at no additional cost to our customers, and have incurred costs under this program during fiscal year 2014 and fiscal year 2015. We may be required to upgrade or implement other new technologies, including offering to subsidize the replacement of customers’ outdated systems, at our expense. Any technology upgrades or implementations could require significant capital expenditures and also divert management’s attention and other important resources away from our customer service and sales efforts for new customers. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt timely to changing technologies, market conditions or customer preferences, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
In addition, we use broadband Internet access service, including video streaming services, to support our product offerings, and we may choose to implement broadband Internet access in our intrusion panels as a communications option for our services. Video streaming services use significantly more bandwidth than non-video Internet activity. As utilization rates and penetration of these services increases, our high-speed customers may use more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions or reduced capacity for customers and potentially increase our cost for the corresponding network usage. See risk factor “Our future growth is dependent upon our ability to keep pace with rapid technological and industry changes in order to develop or acquire new technologies for our products and service introductions that achieve market acceptance with acceptable margins.”
We are subject to securities class actions which may harm our business and results of operations.
We are subject to securities class actions. Following certain periods of volatility in the market price of our securities, we became the subject of securities litigation as described in Note 7 to the Consolidated Financial Statements. We may experience more such litigation following future periods of volatility. This type of litigation may be lengthy, and may result in substantial costs and a diversion of management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in such litigation could result in monetary damages or injunctive relief that could harm our business, results of operations, financial condition or cash flows.

Increasing government regulation of telemarketing, email marketing and other marketing methods may increase our costs and restrict the operation and growth of our business.
We rely on telemarketing and email marketing conducted internally and through third parties to generate a substantial number of leads for our business. The telemarketing and email marketing services industries are subject to an increasing amount of regulation in the United States and Canada. In the United States, the FTC and FCC have issued regulations that place restrictions on unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines, and require us to maintain a "do not call" list and to train our personnel to comply with these restrictions. The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute "unfair or deceptive acts or practices." Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC and FCC, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. The CRTC enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. The Canadian Anti-Spam Law ("CASL") regulations prohibit the sending of commercial emails without prior consent of the consumer or an existing business relationship and sets forth rules governing the sending of commercial emails. CASL allows for a private right of action for the recovery of damages or provides for enforcement by CRTC permitting the recovery of significant civil penalties, costs and attorneys' fees in the event that regulations are violated. We strive to comply with all such applicable regulations, but cannot assure you that we or third parties that we rely on for telemarketing, email marketing and other lead generation activities will be in compliance with all applicable regulations at all times. Although our contractual arrangements with such third parties expressly require them to comply with all such regulations and to indemnify us for their failure to do so, we cannot assure you that the FTC, FCC, CRTC, private litigants or others will not attempt to hold us responsible for any unlawful acts conducted by such third parties or that we could successfully enforce or collect upon such indemnities. Additionally, certain FCC rulings and/or FTC enforcement actions may support the legal position that we may be held vicariously liable for the actions of third parties, including any telemarketing violations by our independent, third party authorized dealers that are performed without our authorization or that are otherwise prohibited by our policies. Both the FCC and the FTC have relied on certain actions to support the notion of vicarious liability, including but not limited to, the use of the Company brand or trademark, the authorization or approval of telemarketing scripts or the sharing of consumer prospect lists. Changes in such regulations or the interpretation thereof that further restrict such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Police departments in a limited number of U.S. and Canadian jurisdictions do not respond to calls from monitored security service companies, either as a matter of policy or by local ordinance. In certain cases, we are seeing requirements for video or other verification or eyewitness accounts of suspicious activities. In 2015, we began offering video verification in certain jurisdictions which increases costs of some security systems which may increase costs to customers. As an alternative to video cameras in some jurisdictions, we have offered affected customers the option of receiving response from private guard companies, at least as an initial means to verify suspicious activities. In most cases this is accomplished through contracts with us, which increases the overall cost to customers. If more police departments were to refuse to respond or be prohibited from responding to calls from monitored security service companies, our ability to attract and retain customers could be negatively impacted and our business, financial condition, results of operations and cash flows could be adversely affected.
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
We are exposed to greater risks of liability for employee acts or omissions or system failures, than may be inherent in other businesses.
If a customer or third party believes that he or she has suffered harm to person or property due to an actual or alleged act or omission of one of our employees or a security system failure, he or she (or their insurers) may pursue legal action against us, and the cost of defending the legal action and of any judgment against us could be substantial. In particular, because our products and services are intended to help protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other consumer and small business products and services. Substantially all of our customer contracts contain a series of risk-mitigation provisions that serve to limit our liability and/or limit a claimant’s ability to pursue legal action; however, in the event of litigation with respect to such matters, it is possible that these risk-mitigation provisions may be deemed not applicable or unenforceable and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially and adversely affect our business, financial condition, results of operations and cash flows.

In the absence of regulation, certain providers of Internet access may block our services or charge their customers more for using our services, or government regulations relating to the Internet could change, which could adversely affect our revenue and growth.
Our interactive and home automation services are accessed through the Internet and our security monitoring services, including those utilizing video streaming, are increasingly delivered using Internet technologies. Users who access our services through mobile devices, such as smart phones, laptops and tablet computers, must have a high-speed Internet connection, such as Wi-Fi, 3G or 4G, to use our services. Currently, this access is provided by telecommunications companies that have significant and increasing market power in the broadband and Internet access marketplace. In the absence of government regulation, these providers could take measures that affect their customers’ ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving our packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for using our products and services. To the extent that Internet service providers implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit our services from being available to our customers through these tiers, our business could be negatively impacted. Some of these providers also offer products and services that directly compete with our own offerings, which could potentially give them a competitive advantage.
While actions like these by U.S. providers would violate the net neutrality rules recently adopted by the FCC and described below, most foreign countries have not adopted formal net neutrality or open internet rules, and there continues to be some uncertainty regarding whether the net neutrality rules will be upheld by courts or modified by legislative action. In 2009, the CRTC adopted Internet traffic management practices aimed at providing stronger net neutrality protections, and preventing internet service providers from engaging in traffic shaping that are "unjustly discriminatory" or "unduly preferential."  On February 26, 2015 the FCC adopted new network neutrality and open internet rules. Under these rules, the FCC reclassified broadband Internet access services as a telecommunications service subject to some elements of common carrier regulation, including the obligation to provide service on just and reasonable terms. The rules also prohibit blocking or discriminating against lawful services and applications and prohibits "paid prioritization," or providing faster speeds or other benefits in return for compensation. The rules are the subject of pending lawsuits by several parties. The net neutrality rules could affect the market for broadband Internet access service in a way that impacts our business, for example by increasing the cost of broadband Internet service and thereby depressing demand for our services or by increasing the costs of services we provide.
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
Our future consolidated federal and state income tax liability may be significantly reduced by tax credits and tax net operating loss ("NOL") carryforwards available to us under the applicable tax codes. Our ability to fully utilize these deferred tax assets, however, may be limited for various reasons, such as if projected future taxable income becomes insufficient to recognize the full benefit of our NOL carryforwards prior to their expirations. If a corporation experiences an "ownership change," Internal Revenue Code (the "Code") Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its NOL (as well as certain built-in losses) and tax credit carryforwards against future U.S. taxable income. In general an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of the corporation by more than 50 percentage points over a three-year testing period. During fiscal year 2013, we determined that an ownership change was deemed to have occurred upon Separation from Tyco on September 28, 2012 in accordance with Code Section 382. We do not, however, expect that this limitation will impact our ability to utilize the tax attributes carried forward from pre-Separation periods.
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
If we are unable to recruit and retain key personnel, including an effective sales force, our ability to manage our business could be adversely affected.
Our success will depend in part upon the continued services of our management team and sales representatives. Our ability to recruit and retain key personnel for management positions and effective sales representatives could be impacted adversely by the competitive environment for management and sales talent. The loss, incapacity or unavailability for any reason of key members of our management team and the inability or delay in hiring new key employees including sales force personnel could adversely affect our ability to manage our business and our future operational and financial results.
Adverse developments in our relationship with our employees could adversely affect our business, results of operations and financial condition.
As of September 25, 2015, approximately 2,200 of our employees at various sites, or approximately 13% of our total workforce, were represented by unions and covered by collective bargaining agreements. Our relationships with these unions have generally been good. We are currently party to approximately 40 collective bargaining agreements in the United States and Canada. Almost one-third of these agreements are up for renewal in any given year. We cannot predict the outcome of negotiations of the collective bargaining agreements covering our employees. If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services. New labor agreements or the renewal of existing agreements may impose significant new costs on us, which could adversely affect our financial condition and results of operations in the future.
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
Risks Relating to Our Liquidity
Volatility and disruptions in the financial markets or changes in our credit ratings could adversely affect us by reducing availability of credit or access to financing on favorable terms or at all and could adversely affect our suppliers by increasing funding costs or reducing availability of credit.
In the normal course of our business, we may access the capital markets for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of our common stock, capital expenditures and investments in our business. We rely on the capital markets, particularly for offerings of debt securities to meet our financial commitments and liquidity needs. Although we expect to have sufficient liquidity to meet our foreseeable needs, our access to capital markets and the cost of capital could be negatively impacted by volatility and/or disruptions in the financial markets or changes in our credit ratings. In recent years, the credit markets experienced significant dislocations and liquidity disruptions, and similar disruptions in the credit markets in the future could make financing terms for borrowers unattractive or unavailable. These factors may make it more difficult or expensive for us to access the capital markets if the need arises. In addition, these factors may make it more difficult for our suppliers to meet demand for their products or for potential strategic partners to commence new projects, as they may experience increased costs of debt financing or difficulties in obtaining debt financing. Volatility and/or disruptions in the financial markets have had adverse effects on other areas of the economy and have led to a slowdown in general economic activity that may continue to adversely affect our businesses. These disruptions may have other unknown adverse effects. One or more of these factors could adversely affect our business, financial condition, results of operations or cash flows.
Standard and Poor’s Rating Services, Moody's Investors Service, Inc. and Fitch Ratings have rated the Company BB-, Ba2 and BBB-, respectively.  Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time.  Rating agencies may review the ratings assigned to us due to developments that are beyond our control, including as a result of new standards requiring the agencies to reassess rating practices and methodologies.  Non-investment grade markets have higher volatility than investment grade markets. Volatility in capital markets and/or a downgrade in our ratings could also cause our future borrowing costs to increase and reduce our access to capital.
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
See risk factor "We are subject to securities class actions which may harm our business and results of operations," and Note 7 to the Consolidated Financial Statements.
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
 Risks Relating to Our Common Stock
Provisions in our certificate of incorporation and by-laws and of Delaware law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.
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
Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us. We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of the Company and our stockholders. Accordingly, in the event that our Board of Directors determines that a potential business combination transaction is not in the best interests of the Company and our stockholders but certain stockholders believe that such a transaction would be beneficial to the Company and our stockholders, such stockholders may elect to sell their shares in the Company and the trading price of our common stock could decrease.
In addition, the termination of employment in connection with a merger or acquisition may trigger change in control and severance benefits to certain executive employees under the terms of either our Severance Plan for U.S. Officers and Executives or Change in Control Severance Plan, thereby increasing the cost of such a transaction.
The market price of our common stock has been and may continue to be volatile, and the value of an investment in our common stock may decline.
The market price of our common stock is subject to fluctuations due to a number of factors including the following, some of which are beyond our control:

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
The stock markets have experienced price and volume fluctuations that have affected our stock price and the market prices of equity securities of many other companies. These broad market and industry fluctuations, as well as general, economic, political and market conditions, may negatively affect the market price of our common stock. Accordingly, investors in our common stock may not be able to resell their shares at or above their original purchase price.

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
With respect to years prior to and including the 2007 Separation, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Although Tyco has advised us that it has resolved a substantial number of these adjustments, a few significant items raised by the IRS remain open with respect to the audits of the 1997 through 2007 tax years. On July 1, 2013, Tyco announced that the IRS issued Notices of Deficiency to Tyco primarily related to the treatment of certain intercompany debt transactions (the "Tyco IRS Notices"). These notices assert that additional taxes of $883 million plus penalties of $154 million are owed based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries, as they existed at that time. Further, Tyco reported receiving Final Partnership Administrative Adjustments (the "Partnership Notices") for certain U.S. partnerships owned by its former U.S. subsidiaries, for which Tyco has informed that it estimates an additional tax deficiency of approximately $30 million will be asserted. The additional tax assessments related to the Tyco IRS Notices and the Partnership Notices exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings is proved correct. Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments. Consistent with its petitions filed with the U.S. Tax Court, Tyco has advised us that it strongly disagrees with the IRS position and believes (i) it has meritorious defenses for the respective tax filings, (ii) the IRS positions with regard to these matters are inconsistent with applicable tax laws and Treasury regulations, and (iii) the previously reported taxes for the years in question are appropriate. If the IRS should successfully assert its position, our share of the collective liability, if any, would be determined pursuant to the 2012 Tax Sharing Agreement. In accordance with the 2012 Tax Sharing Agreement, the amount ultimately assessed under the Tyco IRS Notices and the Partnership Notices would have to be in excess of $1.85 billion, including other assessments for unrelated historical tax matters Tyco has, or may settle in the future, before we would be required to pay any of the amounts assessed. In addition to the Company’s share of cash taxes pursuant to the 2012 Tax Sharing Agreement, the Company’s NOL and credit carryforwards may be significantly reduced or eliminated by audit adjustments to pre-2013 tax periods. NOL and credit carryforwards may be reduced prior to incurring any cash tax liability, and will not be compensated for under the tax sharing agreement. We believe that our income tax reserves and the liabilities recorded in the Consolidated Balance Sheet for the 2012 Tax Sharing Agreement continue to be appropriate. No payments with respect to these matters would be required until the dispute is resolved in the U.S. Tax Court. A trial date has been set for October 2016. However, the ultimate resolution of these matters is uncertain, and if the IRS were to prevail, it could have a material adverse impact on our financial condition, results of operations and cash flows, potentially including a reduction in our available tax attribute carryforwards.

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
Tyco has received a private letter ruling from the IRS regarding the U.S. federal income tax consequences of the Separation and the distribution of Pentair common shares by Tyco to its shareholders (the "Pentair Distribution" and, together with the Separation, the "Distributions") to the effect that, for U.S. federal income tax purposes, the Separation will qualify as tax-free under Section 355 of the Code and the Pentair Distribution will qualify as tax-free under Sections 355 and 361 of the Code, except for cash received in lieu of a fractional share of our common stock and the Pentair common shares. The private letter ruling also provides that certain internal transactions undertaken in anticipation of the Distributions will qualify for favorable treatment under the Code. In addition to obtaining the private letter ruling, Tyco obtained an opinion from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the Distributions for U.S. federal income tax purposes. The private letter ruling and the opinion rely on certain facts and assumptions and certain representations and undertakings from us, Pentair and Tyco regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter ruling and the opinion, the IRS could determine on audit that the Separation, the Pentair Distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the Separation, the Pentair Distribution or the internal transactions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the Distributions. An opinion of counsel represents counsel's best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the opinion was based on current law, and cannot be relied upon if current law changes with retroactive effect. If the Separation ultimately is determined to be taxable, the Separation could be treated as a taxable dividend or capital gain to our stockholders as of the date of the Separation for U.S. federal income tax purposes, and those stockholders could incur significant U.S. federal income tax liabilities. In addition, Tyco would recognize a gain in an amount equal to the excess of the fair market value of shares of our common stock and the Pentair common shares distributed to Tyco shareholders on the distribution date over Tyco's tax basis in such shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we or Tyco could incur significant U.S. federal income tax liabilities if it ultimately is determined that certain internal transactions undertaken in anticipation of the Distributions are taxable.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently operate through a network of approximately 180 sales and service offices, ten monitoring facilities, five customer and field support locations, two national sales call centers and one regional distribution center, located throughout the United States and Canada, the majority of which are leased.
We lease approximately 2 million square feet of space in the United States, including approximately 150,000 square feet of office space for our corporate headquarters located in Boca Raton, Florida. We lease this property under a long-term operating lease with a third party. We also own approximately 495,000 square feet of space throughout the United States.
We lease approximately 258,000 square feet of space in Canada that supports our Canadian operations.
We believe our properties, which are used by our two reportable segments, are adequate and suitable for our business as presently conducted and are adequately maintained.

Item 3. Legal Proceedings.
We are subject to various claims and lawsuits in the ordinary course of our business, including from time to time contractual disputes, employment matters, product and general liability claims, claims that we have infringed the intellectual property rights of others, claims related to alleged security system failures and consumer and employment class actions. In the ordinary course of business, we are also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations and threatened legal actions and proceedings.  In connection with such formal and informal inquiries, we receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of our activities.  We have recorded accruals for losses that we believe are probable to occur and are reasonably estimable. See Note 7 to our Consolidated Financial Statements for further information on legal proceedings and income tax matters. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings, other than matters specifically identified in Note 7, will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of the close of business on November 5, 2015, there were 17,770 holders of record of our common stock. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ADT." The following table sets forth the high and low closing sales prices of shares of ADT common stock as reported by the NYSE and the dividends declared on ADT common stock for the fiscal quarters presented below.

	Year Ended September 25, 2015
	Market Price Range		Dividends Declared Per Common Share	Dividends Paid Per Common Share
Quarter	High	Low
First	$36.84	$30.51	$—	$0.200
Second	41.63	33.51	0.420	0.210
Third	42.61	33.97	—	0.210
Fourth	34.53	30.25	0.210	0.210

	Year Ended September 26, 2014
	Market Price Range		Dividends Declared Per Common Share	Dividends Paid Per Common Share
Quarter	High	Low
First	$44.01	$38.80	$—	$0.125
Second	40.58	28.08	0.400	0.200
Third	34.81	29.08	—	0.200
Fourth	37.36	33.00	0.400	0.200
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

Performance Graph
The following graph provides a comparison of the cumulative total shareholder return on the Company's common stock to the returns of Standard & Poor's (S&P) 500 and the S&P 500 Industrial Index from October 1, 2012 (the first day of fiscal year 2013) through September 25, 2015. The graph is not, and is not intended to be, indicative of future performance of our common stock. This graph is not being filed with the SEC as part of this Annual Report on Form 10-K and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing).

$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
Oct-12
Apr-13
Oct-13
Apr-14
Oct-14
Apr-15
Sep-15
ADT
S&P500
S&P 500 Industrials (S5INDU)

The above graph assumes the following:

(1)	$100 invested at the close of business on October 1, 2012, in ADT common stock, S&P 500 Index, and the S&P 500 Industrial Index.

(2)	The cumulative total return assumes reinvestment of dividends.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
06/27/15 - 07/24/15	182,582	$33.70	182,582	$1,191,780,544
07/25/15 - 08/28/15	3,032,688	$32.97	3,032,688	$1,091,781,770
08/29/15 - 09/25/15	1,101,868	$31.76	1,101,868	$1,056,783,584
Total	4,317,138	$32.70	4,317,138	$1,056,783,584
On November 18, 2013, our Board of Directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012 ("FY2013 Share Repurchase Program") and expires on November 26, 2015. As of September 25, 2015, approximately $57 million remains authorized for repurchase under the FY2013 Share Repurchase Program.
On July 17, 2015, our Board of Directors approved a new three-year share repurchase program ("FY2015 Share Repurchase Program") authorizing the purchase of up to $1 billion of ADT common stock which is incremental to the remaining amounts authorized to be repurchased under the FY2013 Share Repurchase Program noted above. Pursuant to this approval, the Company may enter into accelerated share repurchase plans, as well as repurchase shares on the open market pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The FY2015 Share Repurchase Program expires on July 17, 2018, and may be terminated at any time. As of September 25, 2015, no shares have been repurchased under the FY2015 Share Repurchase Program.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of September 25, 2015 with respect to shares of ADT common stock issuable under its equity compensation plans:

	Equity Compensation Plan
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted - average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2012 Stock and Incentive Plan (1)	5,798,826	$24.77	5,441,361

Equity compensation plans not approved by security holders	—		—
Total	5,798,826		5,441,361

(1)
The ADT Corporation 2012 Stock and Incentive Plan (the “Plan”) provides for the award of stock options, restricted stock units ("RSUs"), performance share units ("PSUs") and other equity and equity-based awards to officers and non-officer employees as well as members of our Board of Directors. Amounts shown in column (a) include 4,368,649 shares that may be issued upon the exercise of stock options, 38,494 deferred stock units (“DSUs”), 791,430 shares that may be issued upon the vesting of RSUs and 600,253 shares that may be issued upon vesting of PSUs. The weighted-average exercise price in column (b) is inclusive of the outstanding DSUs, PSUs and RSUs, all of which can result in the issuance of shares for no consideration. Excluding the DSUs, PSUs and RSUs, the weighted-average exercise price is equal to $32.88.

Item 6. Selected Financial Data.
The following table sets forth selected consolidated financial data for fiscal years 2015, 2014 and 2013 and selected combined financial data for fiscal years 2012 and 2011. The statement of operations data set forth below for fiscal years 2015, 2014 and 2013 and the balance sheet data as of September 25, 2015 and September 26, 2014 are derived from our audited financial statements included elsewhere in this Annual Report. The statement of operations data for fiscal years 2012 and 2011 and the balance sheet data as of September 27, 2013, September 28, 2012 and September 30, 2011 are derived from our audited financial statements which are not included in this Annual Report on Form 10-K.
The combined financial information presented below for fiscal years 2012 and 2011 was not necessarily representative of the results we could have achieved as an independent, publicly-traded company. The selected financial data below is also not necessarily indicative of results of future operations and should be read in conjunction with Item 8. "Consolidated Financial Statements and related Notes" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
ADT has a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal year 2011 was a 53-week year. Fiscal years 2015, 2014, 2013 and 2012 were 52-week years.

(in millions, except per share data)	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenue	$3,574	$3,408	$3,309	$3,228	$3,110
Operating income(1)	639	659	735	722	693
Net income(1)(2)(6)	296	304	421	394	376
Net income per share(3):
Basic	$1.73	$1.67	$1.90	$1.70	$1.62
Diluted	$1.72	$1.66	$1.88	$1.67	$1.59
Weighted average number of shares(3):
Basic	171	182	222	232	232
Diluted	172	183	224	236	236
Cash dividends declared per common share	$0.63	$0.80	$0.625	$—	$—

Balance Sheet Data (End of Fiscal Year):
Total assets(6)	$10,726	$10,549	$9,913	$9,260	$8,739
Long-term debt(4)	5,389	5,096	3,373	2,525	1,506
Total liabilities(4)(6)	7,807	7,421	5,591	4,103	3,508
Total stockholders' equity(5)	2,919	3,128	4,322	5,157	5,231

(1)	Operating income and net income include $52 million and $67 million of corporate expense allocated from Tyco for fiscal years 2012 and 2011, respectively.

(2)	Net income includes allocated interest expense related to Tyco's external debt of $64 million and $87 million for fiscal years 2012 and 2011, respectively.

(3)
The Separation was completed on September 28, 2012, and we issued 231 million shares of common stock. This initial share amount has been used to calculate earnings per share for fiscal years 2012 and 2011. See Note 11 to the Consolidated Financial Statements for additional information on earnings per share.

(4)
Long-term debt and total liabilities include $1,482 million of allocated debt from Tyco as of September 30, 2011. See Note 5 to the Consolidated Financial Statements for discussion of fiscal 2015, 2014, 2013 and 2012 debt issuances.

(5)	In fiscal years 2015, 2014 and 2013, we repurchased common shares under our share repurchase program for a total of $324 million, $1.4 billion and $1.3 billion, respectively.

(6)	For fiscal years 2012 and 2011, income tax expense, deferred tax balances and tax carryforwards were recorded as if ADT filed tax returns on a stand-alone basis separate from Tyco.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K to enhance the understanding of our financial condition, changes in financial condition and results of operations. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those provided in Item 1A. Risk Factors and under the heading "Cautionary Statement Regarding Forward-Looking Statements" below.
The Consolidated Financial Statements include the consolidated results of the The ADT Corporation and its subsidiaries (hereinafter referred to as "we," "our," the "Company" or "ADT"). The financial statements have been prepared in United States dollars ("USD"), in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Unless otherwise indicated, references to 2015, 2014 and 2013 are to our fiscal years ended September 25, 2015, September 26, 2014 and September 27, 2013, respectively.
We have a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2015, 2014 and 2013 are 52-week years. Our next 53-week year will occur in fiscal year 2016.
On October 14, 2015, our Board of Directors approved a change to our fiscal year end from the last Friday in September to September 30 of each year, and thereafter the end of each fiscal quarter will be the last day of the calendar month end. The fiscal year change is effective for our 2016 fiscal year, which began on September 26, 2015, the day after the last day of our 2015 fiscal year, and will end on September 30, 2016. This change better aligns our external reporting with the monthly recurring nature of revenues and expenses associated with our customer base.
Business Overview
ADT is a leading provider of monitored security, interactive home and business automation and related monitoring services. We currently serve approximately 6.6 million residential and business customers, making us the largest company of our kind in both the United States and Canada. With over a 140-year history, the ADT® brand is one of the most respected, trusted and well-known brands in the monitored security industry today. Our broad and pioneering set of products and services, including interactive home and business solutions and our home health services, meet a range of customer needs for today's active and increasingly mobile lifestyles. Our partner network is the broadest in the industry, and includes independent, third-party authorized dealers, affinity organizations and third-party referral companies. ADT delivers an integrated customer experience by maintaining the industry's largest sales, installation and service field force as well as a monitoring network, all backed by the support of approximately 17,100 employees and about 180 sales and service offices.
We conduct business through our operating entities. During the fourth quarter of fiscal year 2015, we finalized our reporting structure following the acquisition of Protectron, see Note 2 to our Consolidated Financial Statements for details about this acquisition. In connection with this reporting structure finalization, the manner in which the Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources changed, resulting in the reorganization of our operating segments. We now have two reportable segments, which are our operating segments. Operating results are reported based on the following two segments:

•
United States: Includes sales, installation and monitoring for residential, business, and health customers in the United States and Puerto Rico, as well as corporate expenses and other operating costs associated with support functions in the U.S.

•	Canada: Includes sales, installation and monitoring for residential, business and health customers in Canada as well as operating expenses associated with certain support functions in Canada.
Prior to the fourth quarter of fiscal year 2015, we reported financial and operating information in one segment. Where applicable, prior period amounts reported herein are based on the new segment structure. See Note 1 to our Consolidated Financial Statements for additional information.

For fiscal year 2015, our consolidated revenue was $3.6 billion and our consolidated operating income was $639 million. The majority of the monitoring and home/business automation services and a large portion of the maintenance services we provide to our customers are governed by multi-year contracts with automatic renewal provisions. This provides us with significant recurring revenue, which for fiscal year 2015 was approximately 93% of our consolidated revenue. We believe that the recurring nature of the majority of our revenue combined with our large customer base and increasing average revenue per customer, enables us to continuously invest in growing and optimizing our business. This includes investments (i) in technologies to further enhance the attractiveness of our solutions to current and potential customers; (ii) to continue development and training to enable our direct sales, installation, customer service and field service personnel to more effectively deliver exceptional service to our customers; (iii) to expand our independent authorized dealer and partner networks; and (iv) to make continued enhancements to operational efficiency.
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
Our ability to add new customer accounts depends on the overall demand for our products and solutions, which is driven by a number of external factors. Growth in our customer base can be influenced by the overall state of the housing market in the geographies we serve. A significant factor is the rate of household moves, whether involving newly constructed housing or existing homes. Household moves may drive a majority of new customer volume in any given period, but as household moves increase, our attrition rate also tends to increase. The overall performance of the economies in geographies in which we operate may also affect our ability to attract new customers and grow our business. Another external factor that affects customer additions is the perceived level of crime in the communities we serve.
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
Customer Unit Attrition Rate. Customer unit attrition measures residential and business customer sites canceled, excluding health services and contracts monitored but not owned, net of dealer charge-backs and re-sales. Customer sites are considered canceled when all services are terminated. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the charge-back period, generally twelve to fifteen months. Re-sales are inactive customer sites that are returned to active service during the period. The customer unit attrition rate is a 52-week trailing ratio, the numerator of which is the customer sites canceled during the period due to attrition, net of charge-backs and re-sales, and the denominator of which is the average of the customer base at the beginning of each month during the period.
Customer Revenue Attrition Rate. We also evaluate our customer retention based upon the customer revenue attrition, which is defined as the recurring revenue lost resulting from customer attrition, net of dealer charge-backs and re-sales, excluding contracts monitored but not owned. The customer revenue attrition rate is a 52-week trailing ratio, the numerator of which is the annualized recurring revenue lost during the period due to attrition, net of dealer charge-backs and re-sales, and the denominator of which is total annualized recurring revenue based on an average of recurring revenue under contract at the beginning of each month during the period.
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
Cost to Serve Expenses. Cost to serve expenses represent the cost of providing services to our customers reflected in our Consolidated Statements of Operations. These expenses include costs associated with service calls for customers who have maintenance contracts, costs of monitoring, call center customer service and guard response, partnership commissions and continuing equity programs, bad debt expense and general and administrative expenses. Recurring customer revenue less cost to serve expenses represents our recurring revenue margin.
Gross Subscriber Acquisition Cost Expenses. Gross subscriber acquisition cost expenses represent certain costs related to the acquisition of new customers reflected in our Consolidated Statements of Operations such as advertising, marketing, and both direct and indirect selling costs for all new customer accounts as well as sales commissions and installation equipment and labor costs associated with transactions where title to the security system is contractually transferred to the customer.
Adjusted Earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"). Adjusted EBITDA is a non-GAAP measure reflecting net income adjusted for interest, taxes and certain non-cash items which include depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with customer acquisitions, and amortization of dealer and other intangible assets. Adjusted EBITDA is also adjusted to exclude charges and gains related to acquisitions, restructurings, impairments, and other income or charges. Such items are excluded to eliminate the impact of items that management does not consider indicative of our core operating performance and/or business trends. We believe Adjusted EBITDA is useful to provide investors with information about operating profits, adjusted for significant non-cash and other items, generated from the existing customer base. A reconciliation of Adjusted EBITDA to net income (the most comparable GAAP measure) and additional information, including a description of the limitations relating to the use of Adjusted EDITDA, are provided under "-Non-GAAP Measures."
Adjusted Pre Subscriber Acquisition Cost EBITDA ("Adjusted Pre-SAC EBITDA"). Adjusted Pre-SAC EBITDA is a non-GAAP measure reflecting Adjusted EBITDA, as discussed above, adjusted for gross subscriber acquisition cost expenses and revenue associated with the sale of equipment. We believe Adjusted pre-SAC EBITDA is useful to provide investors with information on the operational profits from our existing customer base by excluding certain revenue and expenses related to acquiring new customers. A reconciliation of Adjusted pre-SAC EBITDA to net income (the most comparable GAAP measure) and additional information, including a description of the limitations relating to the use of Adjusted pre-SAC EBITDA, are provided under "-Non-GAAP Measures."

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
Results of Operations
The following table sets forth our consolidated results of operations and key performance indicators for the periods indicated.

(in millions, except as otherwise indicated)	2015	2014	2013
Recurring customer revenue	$3,323	$3,152	$3,041
Other revenue	251	256	268
Total revenue	3,574	3,408	3,309
Operating expenses	2,935	2,749	2,574
Operating income	639	659	735
Interest expense, net	(205)	(192)	(117)
Other income (expense)	3	(35)	24
Income tax expense	(141)	(128)	(221)
Net income	$296	$304	$421

Summary Cash Flow Data:
Net cash provided by operating activities	$1,605	$1,519	$1,666
Net cash used in investing activities	(1,406)	(1,792)	(1,394)
Net cash (used in) provided by financing activities	(184)	202	(366)

Key Performance Indicators:
Ending number of customers (thousands)(1)	6,594	6,663	6,430
Gross customer additions (thousands)(1)	1,051	995	1,097
Customer revenue attrition rate (percent)	12.2%	13.5%	13.9%
Customer unit attrition rate (percent)	12.2%	13.2%	13.3%
Average revenue per customer (dollars)	$42.65	$41.54	$40.80
Cost to serve expenses	$1,189	$1,102	$1,001
Gross subscriber acquisition cost expenses	$462	$442	$448
Adjusted EBITDA(2)	$1,808	$1,767	$1,690
Adjusted Pre-SAC EBITDA(2)	$2,242	$2,159	$2,077
FCF(2)	$244	$251	$460

(1)
Gross customer additions for fiscal year 2013 exclude 117 thousand customer accounts acquired in connection with the acquisition of Devcon Security Holdings, Inc. in August 2013. These accounts are included in the 6.4 million ending number of customers as of September 27, 2013. Gross customer additions for fiscal year 2014 exclude 373 thousand customer accounts acquired in connection with the acquisition of Protectron in July 2014. These accounts are included in the 6.7 million ending number of customers as of September 26, 2014.

(2)	Adjusted EBITDA, Adjusted pre-SAC EBITDA and FCF are non-GAAP measures. Refer to the "-Non-GAAP Measures" section for the definitions thereof and reconciliations to the most comparable GAAP measures.

Year Ended September 25, 2015 Compared with Year Ended September 26, 2014
Revenue
The increase in consolidated revenue was attributable to the following:

(in millions)	2015	2014	$ Change	% Change
Recurring customer revenue	$3,323	$3,152	$171	5.4%
Other revenue	251	256	(5)	(2.0)%
Total consolidated revenue	$3,574	$3,408	$166	4.9%
Revenue by segment for fiscal year 2015 and fiscal year 2014 was as follows:

(in millions)	2015	2014	$ Change	% Change
United States	$3,294	$3,206	$88	2.7%
Canada	280	202	78	38.6%
Total consolidated revenue	$3,574	$3,408	$166	4.9%
United States
The increase in United States revenue was attributable to the following:

(in millions)	2015	2014	$ Change	% Change
Recurring customer revenue	$3,075	$2,972	$103	3.5%
Other revenue	219	234	(15)	(6.4)%
Total United States revenue	$3,294	$3,206	$88	2.7%
Revenue in the United States increased as a result of growth in recurring customer revenue for our residential and business customers of $103 million, which was partially offset by a decrease in other revenue. Recurring customer revenue increased as a result of higher average revenue per customer. Average revenue per customer increased by $1.74 or 4.0%, to $44.79 as of September 25, 2015 as compared to $43.05 as of September 26, 2014. This increase was primarily due to the addition of new customers at higher rates, largely driven by an increase in ADT Pulse® customers as compared to total customer additions, as well as price escalations on our existing customer base.
Gross customer additions increased by 4.4% to 981 thousand during fiscal year 2015 as compared to 940 thousand during fiscal year 2014. This increase was due to greater direct and dealer channel production. The increase in customer accounts generated through our direct channel resulted primarily from greater phone sales, increased self-generated business and improved close rates. The increase in our dealer channel production was primarily due to a higher number of customers generated from our existing dealers.
Ending number of customers, net of attrition, for fiscal year 2015 remained relatively flat at 5.9 million as compared to fiscal year 2014. Both customer unit attrition and customer revenue attrition as of September 25, 2015 were 12.3%, compared with 13.3% and 13.5%, respectively, as of September 26, 2014. Attrition was impacted favorably by several programs implemented to strengthen resale efforts and address non-pay disconnects.
The reduction in other revenue was primarily due to a decrease in outright system sales of $31 million, which was mainly driven by a mix shift from video equipment sales to ADT-owned hosted video solutions to our business customers, resulting in higher deferred revenue and lower current period installation revenue. This decrease was partially offset by increased amortization of deferred subscriber acquisition revenue of $13 million.

Canada
The increase in Canada revenue was attributable to the following:

(in millions)	2015	2014	$ Change	% Change
Recurring customer revenue	$248	$180	$68	37.8%
Other revenue	32	22	10	45.5%
Total Canada revenue	$280	$202	$78	38.6%
Revenue in Canada increased largely due to $102 million of revenue associated with the Protectron business, which we acquired during the fourth quarter of fiscal year 2014. This increase was partially offset by the negative impact of foreign currency exchange rates on revenue, excluding Protectron, of $19 million.
Operating Expenses
We evaluate operating expenses by categorizing costs into cost to serve expenses, gross subscriber acquisition cost expenses, depreciation and amortization, separation costs and other. The following tables reflect the location of these costs in our Consolidated Statements of Operations as well as by segment for fiscal years 2015 and 2014:

	Consolidated					Segment Information
	2015					2015
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Separation costs	Total	United States	Canada	Total
Cost to serve expenses	$465	$669	$55	$—	$1,189	$1,082	$107	$1,189
Gross subscriber acquisition cost expenses	41	421	—	—	462	421	41	462
Depreciation and amortization	1,050	215	—	—	1,265	1,176	89	1,265
Separation costs	—	—	—	—	—	—	—	—
Other	19	—	—	—	19	16	3	19
Total	$1,575	$1,305	$55	$—	$2,935	$2,695	$240	$2,935

	Consolidated					Segment Information
	2014					2014
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Separation costs	Total	United States	Canada	Total
Cost to serve expenses	$411	$647	$44	$—	$1,102	$1,033	$69	$1,102
Gross subscriber acquisition cost expenses	61	381	—	—	442	416	26	442
Depreciation and amortization	968	203	—	—	1,171	1,104	67	1,171
Separation costs	—	—	—	17	17	17	—	17
Other	17	—	—	—	17	16	1	17
Total	$1,457	$1,231	$44	$17	$2,749	$2,586	$163	$2,749

United States
Operating expenses increased by $109 million for fiscal year 2015 as compared to fiscal year 2014 largely resulting from an increase in depreciation and amortization of $72 million, greater cost to serve expenses of $49 million and, to a lesser extent, an increase in gross subscriber acquisition cost expenses of $5 million. These increases were partially offset by a decrease in costs related to the Separation of $17 million.
The increase in depreciation and amortization expense was primarily driven by additional depreciation expense on subscriber system assets, which included higher costs associated with ADT Pulse® additions and upgrades, and greater amortization of dealer generated accounts and customer relationships.
The increase in cost to serve expenses was primarily driven by the following:

•
Increased costs of $47 million largely related to greater maintenance and customer service expenses due primarily to a higher mix of ADT Pulse® customers, as well as efforts to enhance our customer care and service response, and higher bad debt expense.

•
Increased radio conversion costs of $11 million, related to a three-year conversion program for the replacement of 2G radios used in many of our security systems which will continue to drive future incremental costs. We expect to complete this program by the end of calendar year 2016 and anticipate that we will incur approximately $85 million to $105 million of remaining costs in conjunction with this program.

These increases were partially offset by a decrease in restructuring and other expenses of $12 million. Restructuring and other expenses in fiscal year 2014 primarily related to severance and a loss on the sublease portion of our office space.
Gross subscriber acquisition cost expenses were relatively flat and included the following:

•	Increased advertising costs of $31 million, which were largely attributable to $25 million of dealer lead generation activities under a marketing efficiency program.

•
Decreased installation costs on outright system sales to our business customers of $28 million due to a mix shift from video equipment sales to ADT-owned hosted video solutions, resulting in higher deferred costs and lower current period installation costs.

Canada
Operating expenses increased by $77 million for fiscal year 2015 as compared to fiscal year 2014 largely resulting from greater cost to serve expenses of $38 million, an increase in depreciation and amortization of $22 million and, to a lesser extent, higher gross subscriber acquisition cost expenses of $15 million. These increases primarily related to incremental costs associated with the acquisition and operations of Protectron, which we acquired in the fourth quarter of fiscal year 2014, partially offset by the impact of foreign currency exchange rates.
Interest Expense, net
Net interest expense is comprised primarily of interest on our long-term debt. Interest expense, net was $205 million for fiscal year 2015 compared with $192 million for fiscal year 2014. Interest expense for fiscal year 2015 reflects an increase in borrowings related to the issuance of $300 million in senior unsecured notes in December 2014.
Other Income (Expense)
Other income was $3 million for fiscal year 2015, compared with other expense of $35 million for fiscal year 2014. Other expense for fiscal year 2014 was primarily the result of a $38 million reduction in amounts owed to ADT by Tyco pursuant to the 2012 Tax Sharing Agreement largely due to the resolution of certain unrecognized tax benefits. See Note 6 to the Consolidated Financial Statements for more information.
Income Tax Expense
Income tax expense was $141 million for fiscal year 2015, compared with $128 million for fiscal year 2014, and the effective tax rate increased to 32.3% from 29.6%. The effective tax rate for fiscal year 2014 reflects the net impact of a $42 million favorable adjustment resulting from the resolution of certain unrecognized tax benefits partially offset by the unfavorable deferred tax impact of $17 million from IRS audit adjustments. Additionally, the fiscal year 2014 effective tax rate reflects the unfavorable impact resulting from $38 million in non-deductible expense. See "Other Income (Expense)" above.

The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate. See Note 6 to the Consolidated Financial Statements for more information on income taxes.
Year Ended September 26, 2014 Compared with Year Ended September 27, 2013
Revenue
The increase in consolidated revenue was attributable to the following:

(in millions)	2014	2013	$ Change	% Change
Recurring customer revenue	$3,152	$3,041	$111	3.7%
Other revenue	256	268	(12)	(4.5)%
Total consolidated revenue	$3,408	$3,309	$99	3.0%
Revenue by segment for fiscal year 2014 and fiscal year 2013 was as follows:

(in millions)	2014	2013	$ Change	% Change
United States	$3,206	$3,123	$83	2.7%
Canada	202	186	16	8.6%
Total consolidated revenue	$3,408	$3,309	$99	3.0%
United States
The increase in United States revenue was attributable to the following:

(in millions)	2014	2013	$ Change	% Change
Recurring customer revenue	$2,972	$2,874	$98	3.4%
Other revenue	234	249	(15)	(6.0)%
Total United States revenue	$3,206	$3,123	$83	2.7%
Revenue in the United States increased as a result of growth in recurring customer revenue of $98 million. Recurring customer revenue increased as a result of higher average revenue per customer. Average revenue per customer increased by $1.74, or 4.2%, to $43.05 as of September 26, 2014 as compared to $41.31 as of September 27, 2013. This increase was primarily due to price escalations on our existing customer base and the addition of new customers at higher rates, driven by increased ADT Pulse® customers compared to total customer additions.
Gross customer additions decreased by 10.1% to 940 thousand during fiscal year 2014 as compared to 1,045 thousand during fiscal year 2013. This decline was primarily due to lower dealer channel production, 25 thousand fewer bulk account purchases and, to a lesser extent, lower levels of customer accounts generated through our direct channel. The decline in our dealer channel production was primarily due to a lower number of dealers for the majority of the year, in addition to dealers facing lead generation challenges as a result of the competitive environment and tighter enforcement of telemarketing regulations. The decline in customer accounts generated through our direct channel resulted from lead generation challenges partially due to the impact of the competitive environment, the implementation of more stringent credit policies for new subscribers and increased focus on ADT Pulse® upgrades for existing customers.
Ending number of customers, net of attrition, decreased by approximately 2.0% to 5.9 million for fiscal year 2014 as compared to 6.0 million for fiscal year 2013. This decrease was primarily due to the decline in gross customers additions as discussed above. Customer unit attrition and customer revenue attrition as of September 26, 2014 were 13.3% and 13.5%, respectively, compared with 13.3% and 13.8%, respectively, as of September 27, 2013. Attrition was impacted favorably by several new programs implemented to address voluntary, non-pay and relocation disconnects, offset by the impact of the competitive environment.

Canada
The increase in Canada revenue was attributable to the following:

(in millions)	2014	2013	$ Change	% Change
Recurring customer revenue	$180	$167	$13	7.8%
Other revenue	22	19	3	15.8%
Total Canada revenue	$202	$186	$16	8.6%
Revenue in Canada increased largely due to $33 million of revenue associated with the Protectron business, which we acquired during the fourth quarter of fiscal year 2014. This increase was partially offset by the negative impact of foreign currency exchange rates on revenue, excluding Protectron, of $11 million.
Operating Expenses
We evaluate operating expenses by categorizing costs into cost to serve expenses, gross subscriber acquisition cost expenses, depreciation and amortization, separation costs and other. The following tables reflect the location of these costs in our Consolidated Statements of Operations as well as by segment for fiscal years 2014 and 2013:

	Consolidated					Segment Information
	2014					2014
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Separation costs	Total	United States	Canada	Total
Cost to serve expenses	$411	$647	$44	$—	$1,102	$1,033	$69	$1,102
Gross subscriber acquisition cost expenses	61	381	—	—	442	416	26	442
Depreciation and amortization	968	203	—	—	1,171	1,104	67	1,171
Separation costs	—	—	—	17	17	17	—	17
Other	17	—	—	—	17	16	1	17
Total	$1,457	$1,231	$44	$17	$2,749	$2,586	$163	$2,749

	Consolidated					Segment Information
	2013					2013
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Separation costs	Total	United States	Canada	Total
Cost to serve expenses	$391	$610	$—	$—	$1,001	$949	$52	$1,001
Gross subscriber acquisition cost expenses	59	389	—	—	448	426	22	448
Depreciation and amortization	891	174	—	—	1,065	1,004	61	1,065
Separation costs	—	—	—	23	23	22	1	23
Other	37	—	—	—	37	35	2	37
Total	$1,378	$1,173	$—	$23	$2,574	$2,436	$138	$2,574

United States
Operating expenses increased by $150 million for fiscal year 2014 as compared to fiscal year 2013 largely resulting from an increase in depreciation and amortization of $100 million and greater cost to serve expenses of $84 million.
The increase in depreciation and amortization expense was primarily related to increased depreciation of our subscriber system assets, which included higher costs associated with ADT Pulse® additions and upgrades, and greater amortization of dealer generated accounts and customer relationships.
The increase in cost to serve expenses was primarily driven by the following:

•	Radio conversion costs of $44 million associated with our three-year conversion program to replace 2G radios used in many of our security systems.

•
A $23 million increase primarily related to increased customer service and maintenance expenses from programs to improve customer retention, incremental investments to strengthen our business platforms and capabilities to support our business simplification, innovation and M&A opportunities and higher costs associated with being a stand-alone public company.

•	A $17 million increase in restructuring and other expenses primarily related to severance and a loss on the sublease portion of our office space.
Canada
Operating expenses increased by $25 million for fiscal year 2014 as compared to fiscal year 2013 largely resulting from greater cost to serve expenses of $17 million. This increase primarily related to incremental costs associated with the operations of Protectron of $15 million, which we acquired in the fourth quarter of fiscal year 2014.
Interest Expense, net
Net interest expense was $192 million for fiscal year 2014, compared with $117 million for fiscal year 2013. Interest expense for fiscal year 2014 reflects an increase in borrowings related to the issuances of $1 billion in senior unsecured notes during October 2013 and $500 million in senior unsecured notes during March 2014.
Other Income (Expense)
Other expense was $35 million for fiscal year 2014, compared with other income of $24 million for fiscal year 2013. Other expense for fiscal year 2014 was primarily the result of a $38 million reduction in amounts owed to ADT by Tyco pursuant to the 2012 Tax Sharing Agreement largely due to the resolution of certain unrecognized tax benefits. Other income for fiscal year 2013 was primarily the result of $23 million in non-taxable income recorded pursuant to the 2012 Tax Sharing Agreement for amounts owed by Tyco and Pentair in connection with the exercise of ADT share based awards held by certain Tyco and Pentair employees. See Note 6 to the Consolidated Financial Statements for more information.
Income Tax Expense
Income tax expense was $128 million for fiscal year 2014, compared with $221 million for fiscal year 2013, and the effective tax rate decreased to 29.6% from 34.4%. The effective tax rate for fiscal year 2014 reflects the net impact of a $42 million favorable adjustment resulting from the resolution of certain unrecognized tax benefits partially offset by the unfavorable deferred tax impact of $17 million from IRS audit adjustments. Additionally, the fiscal year 2014 effective tax rate reflects the unfavorable impact resulting from $38 million in non-deductible expense. See "Other Income (Expense)" above.
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
Non-GAAP Measures
To provide investors with additional information in connection with our results as determined by GAAP, we also disclose non-GAAP measures which management believes provide useful information to investors. These measures consist of Adjusted EBITDA, Adjusted pre-SAC EBITDA, and FCF. These measures are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for net income, operating profit, cash from operating activities or any other operating performance measure calculated in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA and Adjusted pre-SAC EBITDA to measure the operational strength and performance of our business. We use FCF as an additional measure of our ability to repay debt, make other investments and return capital to stockholders through dividends and share repurchases. These measures, or measures that are based on them, may also be used as components in our incentive compensation plans.

We believe Adjusted EBITDA is useful because it measures our success in acquiring, retaining and servicing our customer base and our ability to generate and grow our recurring revenue while providing a high level of customer service in a cost-effective manner. Adjusted EBITDA excludes interest expense and the provision for income taxes. Excluding these items eliminates the expenses associated with our capitalization and tax structure. Because Adjusted EBITDA excludes interest expense, it does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. Adjusted EBITDA also excludes depreciation and amortization, which eliminates the impact of non-cash charges related to capital investments. Depreciation and amortization includes depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with subscriber acquisitions and amortization of dealer and other intangible assets. Adjusted EBITDA is also adjusted to exclude charges and gains related to acquisitions, restructurings, impairments, and other income or charges. Such items are excluded to eliminate the impact of items that management does not consider indicative of our core operating performance and/or business trends.
We believe Adjusted pre-SAC EBITDA is useful because it measures the operational profits from our existing customer base by excluding certain revenue and expenses related to acquiring new customers. Adjusted Pre-SAC EBITDA reflects Adjusted EBITDA, as discussed above, adjusted for gross subscriber acquisition cost expenses and revenue associated with the sale of equipment. Excluding subscriber acquisition related revenue and expenses eliminates the impact of growing our subscriber base.
There are material limitations to using Adjusted EBITDA and Adjusted pre-SAC EBITDA. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest expense, tax expense and other adjustments which directly affect our net income. In addition to the Adjusted EBITDA limitations, Adjusted pre-SAC EBITDA does not take into account subscriber acquisition related revenue and expenses. These limitations are best addressed by considering the economic effects of the excluded items independently, and by considering Adjusted EBITDA and Adjusted pre-SAC EBITDA in conjunction with net income as calculated in accordance with GAAP.
FCF is defined as cash from operations less cash outlays related to capital expenditures, subscriber system assets, dealer generated customer accounts and bulk account purchases. Dealer generated customer accounts are accounts that are generated through our network of independent, third-party authorized dealers. Bulk account purchases represent accounts that we acquire from third parties outside of our authorized, dealer network, such as other security service providers, on a selective basis. These items are subtracted from cash from operating activities because they represent long-term investments that are required for normal business activities. As a result, subject to the limitations described below, FCF is a useful measure of our cash available to repay debt, make other investments and return capital to stockholders through dividends and share repurchases.
FCF adjusts for cash items that are ultimately within management's and our Board of Directors' discretion to direct and therefore may imply that there is less or more cash that is available than the most comparable GAAP measure. FCF is not intended to represent residual cash flow for discretionary expenditures since debt repayment requirements and other non-discretionary expenditures are not deducted. These limitations are best addressed by using FCF in combination with the GAAP cash flow numbers.

Adjusted EBITDA and Adjusted pre-SAC EBITDA
The table below reconciles consolidated Adjusted EBITDA and Adjusted pre-SAC EBITDA to net income for the periods presented.

(in millions)	2015	2014	2013
Net income	$296	$304	$421
Interest expense, net	205	192	117
Income tax expense	141	128	221
Depreciation and intangible asset amortization	1,124	1,040	942
Amortization of deferred subscriber acquisition costs	141	131	123
Amortization of deferred subscriber acquisition revenue	(163)	(151)	(135)
Restructuring and other, net	6	17	(1)
Acquisition and integration costs	4	7	2
Radio conversion costs	55	44	—
Separation costs	—	17	23
Separation related other (income) expense	(1)	38	(23)
Adjusted EBITDA	$1,808	$1,767	$1,690

Gross subscriber acquisition cost expenses	462	442	448
Revenue associated with the sale of equipment	(28)	(50)	(61)
Adjusted Pre-SAC EBITDA	$2,242	$2,159	$2,077
Adjusted EBITDA and Adjusted pre-SAC EBITDA by segment for fiscal years 2015, 2014 and 2013 was as follows:

(in millions)	2015	2014	2013
Adjusted EBITDA:
United States	$1,685	$1,671	$1,592
Canada	123	96	98
Total	$1,808	$1,767	$1,690

Adjusted pre-SAC EBITDA:
United States	$2,093	$2,043	$1,960
Canada	149	116	117
Total	$2,242	$2,159	$2,077
Fiscal Year 2015 Compared to Fiscal Year 2014
United States
For fiscal year 2015, Adjusted EBITDA and Adjusted pre-SAC EBITDA increased by $14 million and $50 million, respectively, as compared to fiscal year 2014. These increases were primarily due to higher recurring revenue of $103 million, partially offset by increased cost to serve expenses of $55 million, which were adjusted to exclude an $11 million increase in radio conversion costs, a $12 million decrease in restructuring and other charges as well as a $5 million decrease in acquisition and integration costs. The increase in Adjusted EBITDA was also partially offset by increased advertising costs of $31 million, which was largely attributable to dealer lead generation activities under a marketing efficiency program.

Canada
For fiscal year 2015, Adjusted EBITDA and Adjusted pre-SAC EBITDA increased by $27 million and $33 million, respectively, as compared to fiscal year 2014. The increase was primarily due to higher recurring revenue of $68 million, partially offset by increased cost to serve expenses of $38 million. These increases primarily related to incremental revenue and costs associated with the acquisition and operations of Protectron, partially offset by the negative impact of foreign currency exchange rates.
For further details on the drivers of these changes, refer to the discussion above under "Results of Operations."
Fiscal Year 2014 Compared to Fiscal Year 2013
United States
For fiscal year 2014, Adjusted EBITDA and Adjusted pre-SAC EBITDA increased by $79 million and $83 million, respectively, as compared with fiscal year 2013. The increase was due primarily to higher recurring revenue of $98 million, partially offset by increased cost to serve expenses of $18 million, which were adjusted to exclude a $44 million increase in radio conversion costs, $17 million increase in restructuring and other charges as well as a $5 million increase in acquisition and integration costs.
For further details on the drivers of these changes, refer to the discussion above under "Results of Operations."
FCF
The table below reconciles FCF to cash flows from operating activities for the periods presented.

(in millions)	2015	2014	2013
Net cash provided by operating activities	$1,605	$1,519	$1,666
Dealer generated customer accounts and bulk account purchases	(559)	(526)	(555)
Subscriber system assets	(699)	(658)	(580)
Capital expenditures	(103)	(84)	(71)
FCF	$244	$251	$460
Fiscal Year 2015 Compared to Fiscal Year 2014
For fiscal year 2015, FCF decreased by $7 million compared with fiscal year 2014. This decrease was due to increases in cash paid for subscriber system assets of $41 million, dealer generated customer accounts of $33 million and capital expenditures of $19 million which were partially offset by increases in net cash provided by operating activities of $86 million.
The increase in cash paid for subscriber system assets resulted primarily from greater gross customer additions through the direct channel, an increase in new ADT Pulse® customers and a higher volume of ADT Pulse® upgrades to existing customers. The increase in cash paid for dealer generated accounts resulted from the increased levels of dealer account production discussed above under "Results of Operations - Revenue" and an increase in ADT Pulse® customers acquired through the dealer channel. The increase in capital expenditures relates primarily to increased investments in real estate and technology to improve our business operations, platforms and capabilities.
The increase in net cash provided by operating activities was driven primarily by an increase in recurring revenue of $171 million, a decrease of $43 million in income taxes paid and a decrease in separation costs of $17 million. These drivers were partially offset by greater cost to serve expenses and gross subscriber acquisition cost expenses of $107 million and a $31 million increase in cash paid for interest. For further details, refer to the discussion above under "Results of Operations."

Fiscal Year 2014 Compared to Fiscal Year 2013
For fiscal year 2014, FCF decreased by $209 million compared with fiscal year 2013. This decrease was primarily due to a $147 million decrease in net cash provided by operating activities, as well as a $78 million increase in cash outlays for subscriber system assets, partially offset by a $29 million decrease in cash paid for dealer generated accounts and bulk account purchases.
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
Liquidity
At September 25, 2015, we had $78 million in cash and cash equivalents and another $415 million available under our $750 million revolving credit facility. Our primary future cash needs are expected to be for operating activities, working capital, capital expenditures, strategic investments and dividends. In addition, we may use cash to repurchase shares of our common stock under our share repurchase programs. We believe our cash position, amounts available under our revolving credit facility and cash provided by operating activities is and will continue to be adequate to meet our operational and business needs in the next twelve months.
Revolving Credit Facility
At September 25, 2015, we had $335 million outstanding under our revolving credit facility at an interest rate of 1.651%. During fiscal year 2015, we borrowed $455 million under the revolving credit facility and repaid $495 million, using cash proceeds from the senior unsecured notes issued in December 2014 as described below and cash from operations. Refer to Note 5 for more detail.
Long Term Debt
In addition to the indebtedness outstanding at September 26, 2014, we completed a public offering on December 18, 2014, of $300 million of our 5.250% senior unsecured notes due March 15, 2020 (the "December 2014 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $296 million and were primarily used to repay outstanding borrowings under our revolving credit facility and for general corporate purposes. Interest is payable on March 15 and September 15 of each year and commenced on March 15, 2015. We may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
As of September 25, 2015, we were in compliance with all covenants on our debt instruments.
See Note 5 to the Consolidated Financial Statements for further information on all of our indebtedness outstanding as of September 25, 2015.
Share Repurchases
On November 26, 2012, our Board of Directors approved a $2 billion, three-year share repurchase program ("FY2013 Share Repurchase Program") expiring November 26, 2015. On November 18, 2013, our Board of Directors authorized a $1 billion increase to the $2 billion FY2013 Share Repurchase Program that was previously approved on November 26, 2012. Pursuant to this approval, we may enter into accelerated share repurchase plans as well as repurchase shares on the open market pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.

During fiscal year 2015, we made open market repurchases of 9.8 million shares of our common stock at an average price of $33.16 per share under the authorized FY2013 Share Repurchase Program. The total cost of open market repurchases for fiscal year 2015 was $324 million, all of which was paid during fiscal year 2015. As of September 25, 2015, $57 million remains authorized for repurchase under the FY2013 Share Repurchase Program.
On July 17, 2015, our Board of Directors approved a new share repurchase program ("FY2015 Share Repurchase Program") authorizing us to repurchase up to $1 billion of our common stock, which is incremental to the remaining amounts authorized to be repurchased under the FY2013 Share Repurchase Program. Pursuant to this approval, we may enter into accelerated share repurchase plans, as well as repurchase shares on the open market pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The FY2015 Share Repurchase Program expires on July 17, 2018, and may be terminated at any time. As of September 25, 2015, no shares have been repurchased under the approved FY2015 Share Repurchase Program.
Dividends
On November 19, 2014, we paid a quarterly dividend on our common stock of $0.20 per share to stockholders of record on October 29, 2014. This dividend was declared on September 19, 2014.
During fiscal year 2015, our Board of Directors declared the following dividends on our common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

July 17, 2015	$0.21	July 29, 2015	August 19, 2015
March 17, 2015	$0.21	April 29, 2015	May 20, 2015
January 8, 2015	$0.21	January 28, 2015	February 18, 2015
We paid $142 million in dividend payments on our common stock during fiscal year 2015.
On October 14, 2015, our Board of Directors declared a quarterly dividend on our common stock of $0.21 per share to stockholders of record on October 28, 2015. This dividend will be paid on November 18, 2015.
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
Cash Flow Analysis
The following table is a summary of our cash flow activity for fiscal years 2015, 2014 and 2013:

(in millions)	2015	2014	2013
Net cash provided by operating activities	$1,605	$1,519	$1,666
Net cash used in investing activities	$(1,406)	$(1,792)	$(1,394)
Net cash (used in) provided by financing activities	$(184)	$202	$(366)
Cash Flows from Operating Activities
For fiscal years 2015, 2014 and 2013, we reported net cash provided by operating activities of $1.6 billion, $1.5 billion and $1.7 billion, respectively. See discussion of changes in net cash provided by operating activities included in FCF under "Results of Operations - Non-GAAP Measures."
Cash Flows from Investing Activities
In order to maintain and grow our customer base and to expand our infrastructure, we typically reinvest the cash provided by our operating activities into our business. These investments are intended to grow our customer base, enhance the overall customer experience, improve productivity of our field workforce and support greater efficiency of our back office systems and our customer care centers. For fiscal years 2015, 2014 and 2013, our investing activities consisted of subscriber system asset additions and capital expenditures totaling $802 million, $742 million and $651 million, respectively. Additionally, during fiscal years 2015, 2014 and 2013, we paid $559 million, $526 million and $555 million, respectively, for customer contracts for electronic security services generated under the ADT authorized dealer program and bulk account purchases. See discussion included in FCF under "Results of Operations - Non-GAAP Measures" for further information. During fiscal year 2014, we completed the acquisition of Protectron, resulting in cash paid, net of cash acquired, of $517 million. Additionally, during fiscal year 2013, we completed the acquisitions of Absolute Security and Devcon Security, resulting in cash paid, net of cash acquired, of $16 million and $146 million, respectively.
Cash Flows from Financing Activities
For fiscal year 2015, the net cash used in financing activities was primarily attributable to $500 million of repayments of long-term debt primarily related to repayments of outstanding borrowings under our revolving credit facility, $324 million in repurchases of our common stock under our board approved share repurchase program, and $142 million in dividend payments on our common stock. These decreases in cash were partially offset by $755 million of proceeds from long-term borrowings, which consisted of net proceeds from the issuance of our $300 million December 2014 Debt Offering as well as borrowings under our revolving credit facility. We also received $32 million in proceeds from the exercise of stock options.
For fiscal year 2014, the net cash provided by financing activities was largely the result of $2.1 billion of proceeds from long-term borrowings, which consisted of net proceeds from our $1 billion senior unsecured notes issued in October 2013 and our $500 million senior unsecured notes issued in March 2014 as well as borrowings under our revolving credit facility. We also received $17 million in proceeds from the exercise of stock options. These increases in cash were partially offset by $1.4 billion in repurchases of our common stock under our board approved share repurchase program, $378 million of repayments of long-term debt primarily related to repayments of outstanding borrowings under our revolving credit facility and $132 million in dividend payments on our common stock.
For fiscal year 2013, the net cash used in financing activities was primarily the result of $1.2 billion in repurchases of our common stock under our approved share repurchase program, which were partially funded with the net proceeds from our $700 million unsecured notes issued in January 2013. Also, during the fourth quarter of fiscal year 2013, we borrowed $150 million under our revolving credit facility. During fiscal year 2013, we paid $112 million in dividends on our common stock and $6 million for share repurchases related to shares purchased from employees to cover tax withholdings. We also received $85 million in proceeds from the exercise of stock options and $61 million in funds from Tyco and Pentair, which related to the allocation of funds between the companies as outlined in the Separation and Distribution Agreement between Tyco and ADT.
Commitments and Contractual Obligations
The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases and other obligations as of September 25, 2015.

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Debt principal(1)	$1	$1,086	$—	$500	$300	$3,450	$5,337
Interest payments(2)	216	213	199	190	170	1,003	1,991
Operating leases	58	52	45	35	28	46	264
Capital leases(3)	7	7	7	6	6	7	40
Purchase obligations(4)	273	182	46	1	—	—	502
Total contractual cash obligations(5)	$555	$1,540	$297	$732	$504	$4,506	$8,134

(1)	Debt principal consists of short-term and long-term debt obligations related to our senior unsecured notes, revolving credit facility and other debt and excludes debt discounts and interest.

(2)	Interest payments consist primarily of interest on our fixed-rate debt.

(3)	Capital leases reflect the principal amount of capital lease obligations, including related interest.

(4)
Purchase obligations consist of commitments related to agreements for purchases of goods and services, including purchase orders, entered into in the ordinary course of business. The purchase obligations in the table above primarily relate to an agreement with one of our suppliers for the purchase of certain security system equipment and components. The agreement, which was amended during the third quarter of fiscal year 2015, provides that the Company meet minimum purchase requirements, which are subject to adjustments based on certain performance conditions for each of the calendar years 2015, 2016, and 2017. The agreement expires on December 31, 2017. See Note 7 to the Consolidated Financial Statements for further information on our purchase obligations.

(5)
Total contractual cash obligations in the table above exclude income taxes as we are unable to make a reasonably reliable estimate of the timing for the remaining payments in future years. As of September 25, 2015, we had unrecognized tax benefits of $48 million. Accrued interest and penalties related to the unrecognized tax benefits were not material. See Note 6 to the Consolidated Financial Statements for further information.

As of September 25, 2015, standby letters of credit related to our insurance programs were immaterial.

Off-Balance Sheet Arrangements
As of September 25, 2015, we had no material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management's estimates are based on the relevant information available at the end of each period.
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
Subscriber System Assets, Deferred Subscriber Customer Acquisition Costs and Dealer Intangibles
We record certain assets in connection with the acquisition of new customers depending on how the accounts are generated: subscriber system assets and related deferred subscriber acquisition costs for customer accounts generated internally, and dealer intangibles for customer accounts that are generated through the ADT dealer program. Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which we retain ownership of the security system. Deferred subscriber acquisition costs represent direct and incremental selling expenses (i.e., commissions) related to acquiring the customer and do not exceed deferred subscriber acquisition revenue. Dealer intangibles represent contracts and related customer relationships generated through the ADT dealer program which are recorded upon acquisition at their contractually determined purchase price.
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
Acquisitions
We account for businesses combinations using the acquisition method of accounting. Under the acquisition method of accounting, our Consolidated Financial Statements reflect the operations of an acquired business starting from the completion of the acquisition. In addition, the assets acquired and liabilities assumed are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.

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
Goodwill
We assess goodwill for impairment annually or more frequently if events or changes in business circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows and other market data. There are inherent uncertainties related to these factors and judgment is required in applying them to the goodwill impairment test. We perform our annual impairment test for goodwill, by reporting unit, as of the first day of our fourth fiscal quarter of each year.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions, and ultimately impact the estimated fair value of the business may include such items as: a prolonged downturn in the business environment (i.e., sales volumes and prices), changes in economic conditions that significantly differ from our assumptions in timing or degree, volatility in equity and debt markets resulting in higher discount rates, and unexpected regulatory changes.
As discussed in Note 1 to the Consolidated Financial Statements, effective for the fourth quarter of fiscal year 2015, we changed our operating segment reporting structure. Under this new structure, we now have two operating segments, which are also our reporting units, as this is the lowest level for which discrete financial information is available and the level at which segment management regularly reviews the operating results. As a result of this change, we reallocated goodwill to the new reporting units using the relative fair value approach. As part of our fiscal year 2015 annual goodwill impairment test, we have elected to perform a quantitative goodwill impairment test for both of our reporting units applying the traditional two-step approach. The fair value for each reporting unit was determined using a discounted cash flow method. Key assumptions for computing fair value included discount rate, long term growth rate, foreign currency exchange rate, and cash flow projections for each of our reporting units. Based on the results of our step one testing, the fair values of each of our reporting units sufficiently exceeded their carrying values. Therefore, step two of the goodwill impairment test was not required and no goodwill impairment was recognized for fiscal year 2015.
While our goodwill impairment test resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine whether an impairment charge would result or if such a charge would be material. We will continue to monitor the recoverability of our goodwill.
Long-Lived Assets
We review long lived assets held and used by us, including property and equipment and amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset group may not be fully recoverable. If an impairment is determined to exist, we calculate any related impairment loss based on the difference between the fair value and carrying values of the respective assets.
Impairments on long-lived assets to be disposed of are determined based upon the fair value less cost to sell of the applicable assets. The calculation of the fair value of long-lived assets is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There were no material long-lived asset impairments in fiscal years 2015, 2014 and 2013.
Income Taxes
For purposes of our Consolidated Financial Statements as of September 25, 2015 and September 26, 2014, income tax expense, deferred tax balances and tax carryforwards are recorded on a consolidated return basis for U.S. entities and a standalone basis for Canadian entities. In certain instances, tax losses or credits generated by Tyco's other businesses continue to be available to us in periods after the Separation.
In determining taxable income for our Consolidated Financial Statements, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

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
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in the United States and Canada. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on estimates of whether, and the extent to which, additional taxes will be due in accordance with the authoritative guidance regarding the accounting for uncertain tax positions. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.
Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for information about recent accounting pronouncements.
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

Interest Rate Risk
We have long term debt which includes fixed-rate debt and a revolving credit facility that bears interest based on floating London Interbank Offered Rate ("LIBOR"). As a result, we are exposed to fluctuations in interest rates on our long term debt. The carrying value of our long term debt, excluding capital lease and other long term obligations, was $5.4 billion and $5.1 billion as of September 25, 2015 and September 26, 2014, respectively. The fair value of our long term debt, excluding capital lease and other long term obligations, was $5.0 billion and $4.8 billion as of September 25, 2015 and September 26, 2014, respectively. As of September 25, 2015, a hypothetical 10% increase or decrease in interest rates would change the fair value of our fixed-rate debt by approximately $139 million and would not materially impact earnings or cash flows. As of September 25, 2015, the exposure associated with our variable-rate borrowings to a hypothetical 10% increase or decrease in interest rates would not be material to earnings, fair values or cash flows. See Note 5 to the Consolidated Financial Statements for more information on our debt offerings and any outstanding debt.
To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. As of September 25, 2015, $1.3 billion of our fixed-rate debt was hedged by interest rate swap transactions, compared with $1.0 billion as of September 26, 2014. The interest rate swap transactions are designated as fair value hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on the fixed-rate notes to floating rates. As of September 25, 2015, our exposure to a hypothetical 10% increase or decrease in interest rates would not be material to earnings, fair values or cash flows associated with the swap contracts.
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
During fiscal year 2015, our largest exposure to foreign exchange rates existed with the Canadian dollar against the U.S. dollar. As of September 25, 2015, our exposure to a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Canadian dollar exchange rate would not be material to earnings, fair values or cash flows.
Item 8. Financial Statements and Supplementary Data.
The following Consolidated Financial Statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of September 25, 2015 and September 26, 2014

•	Consolidated Statements of Operations for the years ended September 25, 2015, September 26, 2014 and September 27, 2013

•	Consolidated Statements of Comprehensive Income for the years ended September 25, 2015, September 26, 2014 and September 27, 2013

•	Consolidated Statements of Stockholders' Equity for the years ended September 25, 2015, September 26, 2014 and September 27, 2013

•	Consolidated Statements of Cash Flows for the years ended September 25, 2015, September 26, 2014 and September 27, 2013

•	Notes to Consolidated Financial Statements

•	Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
All other financial statements and schedules have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements and related Notes or because they are either not applicable or not required under the rules of Regulation S-X.
Information on quarterly results of operations is set forth in Note 13 to the Consolidated Financial Statements.

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
Based on management's evaluation, our principal executive officer and principal financial officer have concluded that, as of September 25, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of September 25, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 25, 2015.
Our internal control over financial reporting as of September 25, 2015, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report provided following the Index to Consolidated Financial Statements, which is presented following Item 15 of this report.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated herein by reference is the text to be included under the captions "Corporate Governance of the Company - Board of Directors" (including all sub-captions thereunder), "Proposal Number One - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance of the Company - Director Nomination Process" to be included in our definitive proxy statement ("2016 Proxy Statement") for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year covered by this report. Also incorporated herein by reference is information concerning our executive officers which is found in Item 1 of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."
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
Item 11. Executive Compensation.
Incorporated herein by reference is the text to be included under the captions "Compensation of Executive Officers," "Compensation Discussion and Analysis" (and all sub-captions thereunder), "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Fiscal Year 2015 NEO Compensation" (and all sub-captions thereunder) and "Compensation of Non-Management Directors" in our 2016 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated herein by reference is the text to be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2016 Proxy Statement. Also incorporated herein by reference is information concerning compensation plans under which our equity securities are authorized for issuance which is found in Item 5 of this Annual Report on Form 10-K under the caption "Securities Authorized for Issuance Under Equity Compensation Plans."
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Incorporated herein by reference is the text to be included under the captions "Corporate Governance of the Company - Board of Directors" (including all sub-captions thereunder), "Corporate Governance of the Company - Director Independence," and "Corporate Governance of the Company - Certain Relationships and Related Party Transactions" in our 2016 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Incorporated herein by reference is the text to be included under the caption "Proposal Number Two - Ratification of the Appointment of Independent Registered Public Accounting Firm" (including all sub-captions thereunder) in our 2016 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	The financial statements listed in the "Index to Consolidated Financial Statements"

2.	The financial statement schedules listed in the "Index to Consolidated Financial Statements"

3.	The exhibits listed in the "Index to Exhibits"

(b)	See Item 15(a)(3)

(c)	See Item 15(a)(2)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ADT CORPORATION

Date:	November 12, 2015	By:	/s/ Michael Geltzeiler

Michael Geltzeiler
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity

/s/ Naren Gursahaney	President and Chief Executive Officer and Director (Principal Executive Officer)	November 12, 2015
Naren Gursahaney		Date

/s/ Michael Geltzeiler	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 12, 2015
Michael Geltzeiler		Date

/s/ Michele Kirse	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	November 12, 2015
Michele Kirse		Date

*	Director	November 12, 2015
Thomas Colligan		Date

*	Director	November 12, 2015
Richard J. Daly		Date

*	Director	November 12, 2015
Timothy Donahue		Date

*	Director	November 12, 2015
Robert Dutkowsky		Date

*	Director	November 12, 2015
Bruce Gordon		Date

*	Director	November 12, 2015
Bridgette Heller		Date

*	Director	November 12, 2015
Kathleen Hyle		Date

*	Director	November 12, 2015
Christopher Hylen		Date

* /s/ Michael Geltzeiler		November 12, 2015
Michael Geltzeiler		Date
Attorney-in-fact
* Michael Geltzeiler, by signing his name hereto, does hereby sign this document on behalf of each of the above named persons previously indicated by an asterisk, pursuant to a power of attorney duly executed by such persons, which has been filed as Exhibit 24 to this Report.

THE ADT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The ADT Corporation
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of The ADT Corporation and subsidiaries (the "Company") as of September 25, 2015 and September 26, 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 25, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The ADT Corporation and subsidiaries as of September 25, 2015 and September 26, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 25, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 25, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Boca Raton, Florida
November 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The ADT Corporation
Boca Raton, Florida

We have audited the internal control over financial reporting of The ADT Corporation and subsidiaries (the "Company") as of September 25, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 25, 2015 of the Company and our report dated November 12, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Boca Raton, Florida
November 12, 2015

THE ADT CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 25, 2015 and September 26, 2014
(in millions, except share and per share data)

	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$78	$66
Accounts receivable trade, less allowance for doubtful accounts of $23 and $24, respectively	102	101
Inventories	76	76
Prepaid expenses and other current assets	47	55
Deferred tax assets	96	111
Total current assets	399	409
Property and equipment, net	283	265
Subscriber system assets, net	2,502	2,260
Goodwill	3,680	3,738
Intangible assets, net	2,999	3,120
Deferred subscriber acquisition costs, net	631	571
Other assets	232	186
Total Assets	$10,726	$10,549

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$5	$4
Accounts payable	190	208
Accrued and other current liabilities	231	260
Deferred revenue	232	236
Total current liabilities	658	708
Long-term debt	5,389	5,096
Deferred subscriber acquisition revenue	895	838
Deferred tax liabilities	732	651
Other liabilities	133	128
Total Liabilities	7,807	7,421

Commitments and contingencies (See Note 7)

Stockholders' Equity:
Common stock - authorized 1,000,000,000 shares of $0.01 par value; issued and outstanding shares - 165,850,306 as of September 25, 2015 and 174,109,318 as of September 26, 2014	2	2
Additional paid-in capital	2,374	2,643
Retained earnings	633	445
Accumulated other comprehensive (loss) income	(90)	38
Total Stockholders' Equity	2,919	3,128
Total Liabilities and Stockholders' Equity	$10,726	$10,549
See Notes to Consolidated Financial Statements

THE ADT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended September 25, 2015, September 26, 2014 and September 27, 2013
(in millions, except per share data)

	2015	2014	2013
Revenue	$3,574	$3,408	$3,309
Cost of revenue	1,575	1,457	1,378
Selling, general and administrative expenses	1,305	1,231	1,173
Radio conversion costs (See Note 1)	55	44	—
Separation costs (See Note 1)	—	17	23
Operating income	639	659	735
Interest expense, net	(205)	(192)	(117)
Other income (expense)	3	(35)	24
Income before income taxes	437	432	642
Income tax expense	(141)	(128)	(221)
Net income	$296	$304	$421

Net income per share:
Basic	$1.73	$1.67	$1.90
Diluted	$1.72	$1.66	$1.88

Weighted-average number of shares:
Basic	171	182	222
Diluted	172	183	224
See Notes to Consolidated Financial Statements

THE ADT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years Ended September 25, 2015, September 26, 2014 and September 27, 2013
(in millions)

	2015	2014	2013
Net income	$296	$304	$421
Other comprehensive loss:
Foreign currency translation and other, net of tax	(128)	(42)	(13)
Total other comprehensive loss, net of tax	(128)	(42)	(13)
Comprehensive income	$168	$262	$408
See Notes to Consolidated Financial Statements

THE ADT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal Years Ended September 25, 2015, September 26, 2014 and September 27, 2013
(in millions)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance as of September 28, 2012	231	$2	$5,062	$—	$93	$5,157
Other comprehensive loss					(13)	(13)
Net income				421		421
Dividends declared ($0.625 per share)				(138)		(138)
Common stock repurchases	(27)		(1,274)			(1,274)
Exercise of stock options and vesting of restricted stock units	5		85			85
Stock-based compensation expense			19			19
Separation-related adjustments to additional paid-in capital			65			65
Balance as of September 27, 2013	209	2	3,957	283	80	4,322
Other comprehensive loss					(42)	(42)
Net income				304		304
Dividends declared ($0.80 per share)				(142)		(142)
Common stock repurchases	(36)		(1,353)			(1,353)
Exercise of stock options and vesting of restricted stock units	1		17			17
Stock-based compensation expense			20			20
Other			2			2
Balance as of September 26, 2014	174	2	2,643	445	38	3,128
Other comprehensive loss					(128)	(128)
Net income				296		296
Dividends declared ($0.63 per share)				(108)		(108)
Common stock repurchases	(9)		(324)			(324)
Exercise of stock options and vesting of restricted stock units	1		32			32
Stock-based compensation expense			23			23
Balance as of September 25, 2015	166	$2	$2,374	$633	$(90)	$2,919
See Notes to Consolidated Financial Statements

THE ADT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended September 25, 2015, September 26, 2014 and September 27, 2013
(in millions)

	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$296	$304	$421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization	1,124	1,040	942
Amortization of deferred subscriber acquisition costs	141	131	123
Amortization of deferred subscriber acquisition revenue	(163)	(151)	(135)
Stock-based compensation expense	23	20	19
Deferred income taxes	124	123	207
Provision for losses on accounts receivable and inventory	60	41	51
Other non-cash items	4	3	7
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(63)	(52)	(55)
Inventories	(1)	(5)	(25)
Accounts payable	(1)	(18)	58
Accrued and other liabilities	24	(7)	35
Income taxes, net	(4)	(30)	16
Deferred subscriber acquisition costs	(209)	(184)	(181)
Deferred subscriber acquisition revenue	231	226	232
Other	19	78	(49)
Net cash provided by operating activities	1,605	1,519	1,666
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(559)	(526)	(555)
Subscriber system assets	(699)	(658)	(580)
Capital expenditures	(103)	(84)	(71)
Acquisition of businesses, net of cash acquired	(4)	(517)	(162)
Other investing	(41)	(7)	(26)
Net cash used in investing activities	(1,406)	(1,792)	(1,394)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	32	17	85
Repurchases of common stock under approved program	(324)	(1,384)	(1,235)
Dividends paid	(142)	(132)	(112)
Proceeds received for allocation of funds related to the Separation	—	—	61
Proceeds from long-term borrowings	755	2,100	850
Repayment of long-term debt	(500)	(378)	(3)
Other financing	(5)	(21)	(12)
Net cash (used in) provided by financing activities	(184)	202	(366)
Effect of currency translation on cash	(3)	(1)	(2)
Net increase (decrease) in cash and cash equivalents	12	(72)	(96)
Cash and cash equivalents at beginning of year	66	138	234
Cash and cash equivalents at end of year	$78	$66	$138

Supplementary Cash Flow Information:
Interest paid	$202	$171	$107
Income taxes paid, net of refunds	18	61	(2)
See Notes to Consolidated Financial Statements

THE ADT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business—The ADT Corporation ("ADT” or the “Company"), a company incorporated in the state of Delaware, is a leading provider of monitored security, interactive home and business automation and related monitoring services in the United States and Canada.
Basis of Presentation—The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in United States dollars ("USD") in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Unless otherwise indicated, references to 2015, 2014 and 2013 are to the Company's fiscal years ended September 25, 2015, September 26, 2014 and September 27, 2013, respectively.
The Company has a 52- or 53-week fiscal year that ends on the last Friday in September. Fiscal years 2015, 2014 and 2013 were 52-week years. The Company's next 53-week year will occur in fiscal year 2016. Subsequent to September 25, 2015, the Company's Board of Directors approved a change to the Company’s fiscal year end from the last Friday in September to September 30 of each year. See Note 14 for further information.
The Company conducts business through its operating entities. During the fourth quarter of fiscal year 2015, the Company finalized its reporting structure following the acquisition of Reliance Protectron Inc. ("Protectron"), which the Company acquired during the fourth quarter of fiscal year 2014. See Note 2 for details about this acquisition. In connection with this reporting structure finalization, the manner in which the Chief Executive Officer, who is the chief operating decision maker ("CODM"), evaluates performance and makes decisions about how to allocate resources changed, resulting in the reorganization of the Company's operating segment. The Company now has two reportable segments, which are the Company’s operating segments, United States ("U.S.") and Canada. See Note 12 for further discussion on the Company's segments.
All intercompany transactions have been eliminated. The results of companies acquired are included in the Consolidated Financial Statements from the effective date of acquisition.
Use of Estimates—The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Significant estimates in these Consolidated Financial Statements include, but are not limited to, estimates of future cash flows and valuation related assumptions associated with asset impairment testing, useful lives and methods for depreciation and amortization, loss contingencies, income taxes and tax valuation allowances and purchase price allocations. Actual results could differ materially from these estimates.
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
Early termination of the contract by the customer results in a termination charge in accordance with the customer contract, which is recognized when collectability is reasonably assured. Contract termination charges recognized in revenue during fiscal years 2015, 2014 and 2013 were not material.
Advertising—Advertising costs which amounted to $199 million, $168 million and $163 million for fiscal years 2015, 2014 and 2013, respectively, are expensed when incurred and are included in selling, general and administrative expenses.
Radio Conversion Costs—During fiscal year 2013, the Company implemented a three-year conversion program to replace 2G cellular technology used in many of its security systems, and began incurring costs under this program in fiscal year 2014. The Company incurred charges of $55 million and $44 million in fiscal years 2015 and 2014, respectively, related to the conversion program. These costs are reflected in radio conversion costs in the Consolidated Statements of Operations.

Separation Costs—Effective on September 28, 2012 (the "Distribution Date"), Tyco International Ltd. ("Tyco") distributed to its public stockholders the Company's common stock (the "Separation"), and the Company became an independent public company. Charges incurred directly related to the Separation are reflected in separation costs in the Company's Consolidated Statements of Operations.
Other Income (Expense)—During fiscal year 2015, there was no material activity in other income (expense). During fiscal year 2014, the Company recorded $35 million of other expense, which is comprised primarily of $38 million of non-taxable expense representing a reduction in the receivable from Tyco pursuant to the tax sharing agreement entered into in conjunction with the Separation largely due to the resolution of certain components of the Company's unrecognized tax benefits. During fiscal year 2013, the Company recorded $24 million of other income, which is comprised primarily of $23 million of non-taxable income recorded pursuant to the tax sharing agreement for amounts owed by Tyco and Pentair Ltd. in connection with the exercise of ADT share based awards held by certain Tyco and Pentair Ltd. employees. See Note 6 for further information.
Translation of Foreign Currency—The Company's Consolidated Financial Statements are reported in U.S. dollars. A portion of the Company's business is transacted in Canadian dollars. The Company's Canadian entities maintain their records in Canadian dollars. The assets and liabilities are translated into U.S. dollars using rates of exchange at the balance sheet date and translation adjustments are recorded in accumulated other comprehensive income. Revenue and expenses are translated at average rates of exchange in effect during the year.
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
Inventories—Inventories are recorded at the lower of cost (average cost) or market value. Inventories consisted of the following ($ in millions):

	September 25, 2015	September 26, 2014
Work in progress	$3	$2
Finished goods	73	74
Inventories	$76	$76
Property and Equipment, Net—Property and equipment, net is recorded at cost less accumulated depreciation. Depreciation expense on property and equipment for fiscal years 2015, 2014 and 2013 was $71 million, $70 million and $48 million, respectively. Repairs and maintenance expenditures are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

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
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. These assets embody a probable future economic benefit as they generate future monitoring revenue for the Company. The Company pays property taxes on the subscriber system assets and upon customer termination, may retrieve such assets. Accumulated depreciation of subscriber system assets was $2.6 billion and $2.4 billion as of September 25, 2015 and September 26, 2014, respectively. Depreciation expense relating to subscriber system assets for fiscal years 2015, 2014 and 2013 was $436 million, $381 million and $325 million, respectively.

Deferred subscriber acquisition costs represent direct and incremental selling expenses (i.e., commissions) related to acquiring the customer. Commissions paid in connection with the establishment of the monitoring contract are determined based on a percentage of the contractual fees and do not exceed deferred subscriber acquisition revenue. Amortization expense relating to deferred subscriber acquisition costs for fiscal years 2015, 2014 and 2013 was $141 million, $131 million and $123 million, respectively.
Subscriber system assets and any related deferred subscriber acquisition costs and deferred subscriber acquisition revenue resulting from the customer acquisition are accounted for using pools based on the month and year of acquisition. The Company amortizes its pooled subscriber system assets and related deferred costs and deferred revenue using an accelerated method over the expected life of the customer relationship, which is 15 years. In order to align the amortization of subscriber system assets and related deferred costs and deferred revenue to the pattern in which their economic benefits are consumed, the accelerated method utilizes an average declining balance rate of 250% and converts to straight-line methodology when the resulting amortization charge is greater than that from the accelerated method, resulting in an average amortization of 60% of the pool within the first five years, 24% within the second five years and 16% within the final five years.
Dealer and Other Amortizable Intangible Assets, Net—Intangible assets primarily include contracts and related customer relationships. Certain contracts and related customer relationships are generated from an external network of independent dealers who operate under the ADT dealer program. These contracts and related customer relationships are recorded at their contractually determined purchase price. During the charge-back period, generally twelve to fifteen months, any cancellation of monitoring service, including those that result from customer payment delinquencies, results in a charge-back by the Company to the dealer for the full amount of the contract purchase price. The Company records the amount charged back to the dealer as a reduction of the intangible assets.
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
Other amortizable intangible assets are amortized on a straight-line basis over 6 to 40 years. The Company evaluates the amortization methods and remaining useful lives of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the amortization method or remaining useful lives.
Long-Lived Asset Impairments—The Company reviews long-lived assets, including property and equipment and amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company analyzes undiscounted future net cash flow associated with that asset to determine if impairment exists. For purposes of recognition and measurement of an impairment for assets held and used, the Company groups assets and liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. There were no material long-lived asset impairments in fiscal years 2015, 2014 and 2013.
Goodwill—Goodwill is assessed for impairment at the reporting unit level annually or more frequently if events or changes in business circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. In performing these assessments, management relies on various factors and assumptions, including operating results, business plans, economic projections, anticipated future cash flows and other market data. There are inherent uncertainties related to these factors and judgment is required in applying them to the goodwill impairment test. The Company performs its annual impairment tests for goodwill at the reporting unit level as of the first day of the Company's fourth fiscal quarter of each year. See Note 4 for further information.
In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, a two-step, quantitative impairment test is then required, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test and may resume performing the qualitative assessment in any subsequent period.

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
As discussed above, the two-step, quantitative goodwill impairment test is performed either at the Company's election or when the results of the qualitative goodwill assessment indicate that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. Under the two-step, quantitative goodwill impairment test, the Company first compares the fair value of a reporting unit with its carrying amount. The estimated fair value of the reporting unit used in the goodwill impairment test is determined utilizing a discounted cash flow analysis based on the Company's forecasts discounted using market participants' weighted average cost of capital and market indicators of terminal year cash flows. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and step two of the goodwill impairment test is performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, the Company compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The fair value of the reporting unit is then allocated to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.
Accrued Expenses and Other Current Liabilities—Accrued and other current liabilities as of September 25, 2015 and September 26, 2014 consisted of the following ($ in millions):

	September 25, 2015	September 26, 2014
Payroll-related accruals	$79	$45
Insurance-related accruals	39	38
Accrued interest	44	44
Accrued dividends	—	35
Other accrued liabilities	69	98
Total	$231	$260
Income Taxes—The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. The calculation of income taxes for the Company requires a considerable amount of judgment and use of both estimates and allocations. Prior to the Separation, the Company primarily operated within a Tyco U.S. consolidated group and within a standalone Canadian entity. In certain instances, tax losses or credits generated by Tyco's other businesses continue to be available to the Company in periods after the Separation.
In determining taxable income for the Company's Consolidated Financial Statements, the Company must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.
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

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in the United States and Canada. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due in accordance with the authoritative guidance regarding the accounting for uncertain tax positions. These tax liabilities are reflected net of related tax loss carryforwards. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. If the Company's estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.
Concentration of Credit Risks—The primary financial instruments which potentially subject the Company to concentrations of credit risks are accounts receivable. The Company's concentration of credit risk with respect to accounts receivable is limited due to the significant size of its customer base.
Financial Instruments—The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and derivative financial instruments. Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of September 25, 2015 and September 26, 2014.
Long-Term Debt Instruments—The fair value of the Company's unsecured notes was determined using broker-quoted market prices, which are considered Level 2 inputs. The carrying amount of debt outstanding under the Company's revolving credit facility approximates fair value as interest rates on these borrowings approximate current market rates, which are considered Level 2 inputs.
The carrying value and fair value of the Company's debt that is subject to fair value disclosures as of September 25, 2015 and September 26, 2014 is as follows ($ in millions):

	September 25, 2015		September 26, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt instruments, excluding capital lease obligations and other	$5,361	$5,044	$5,065	$4,759
Derivative Instruments—All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. For derivative financial instruments designated as fair value hedges, the changes in fair value of both the derivatives and the hedged items are recognized currently in the Consolidated Statements of Operations. The fair values of the Company’s derivative financial instruments are not material.
During the year ended September 26, 2014, the Company entered into interest rate swap transactions to hedge $500 million of its $1 billion, 6.250% fixed-rate notes due October 2021, and all $500 million of its 4.125% fixed-rate notes due April 2019. During the year ended September 25, 2015, the Company entered into interest rate swap transactions to hedge all $300 million of its 5.250% fixed-rate notes due March 2020. These transactions are designated as fair value hedges with the objective of managing the exposure to interest rate risk by converting the interest rates on the fixed-rate notes to floating rates. These transactions did not have a material impact on the Company's Consolidated Financial Statements as of and for the years ended September 25, 2015 and September 26, 2014.
Restructuring and Other Charges—During the year ended September 25, 2015, restructuring and other charges were not material. During the year ended September 26, 2014, the Company recognized $8 million in severance charges related to the separation of employees in conjunction with actions taken to reduce general and administrative expenses, $6 million in charges primarily related to a loss on the sublease of a portion of its office space and $3 million of other costs associated with consulting services focused on identifying actions to reduce its cost structure and streamline operations. Substantially all of these charges were paid as of September 25, 2015.
The Company also recognized other charges of $8 million related to accelerated depreciation on certain assets in fiscal year 2014 in connection with the rationalization of its business processes and system landscape. Restructuring and other charges during fiscal year 2013 were not material.
Guarantees—In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows. As of September 25, 2015 and September 26, 2014, the Company did not have material guarantees.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which sets forth a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016, and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is currently evaluating the impact of this guidance.
In August 2015, the FASB issued an amendment to the above mentioned revenue recognition guidance. This amendment defers the effective date by one year to December 15, 2017, for annual reporting periods, including interim reporting periods within those periods, beginning after that date. Early adoption is permitted, but not before the original effective date of December 15, 2016.
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
2. Acquisitions
Dealer Generated Customer Accounts and Bulk Account Purchases
During fiscal years 2015, 2014 and 2013, the Company paid $559 million, $526 million and $555 million, respectively, for customer contracts for electronic security services generated under the ADT dealer program and bulk account purchases.
Acquisitions
On July 8, 2014, the Company acquired all of the issued and outstanding capital stock of Protectron, a leading electronic security services company in Canada. The primary purpose of the acquisition was to expand the Company's market share in Canada and create a stronger organization that is better positioned to serve Canadian customers. The consideration transferred in Canadian dollars ("CAD") was CAD $560 million ($525 million), and cash paid during fiscal year 2014 was $517 million, net of cash acquired. The transaction was financed with borrowings of $375 million under the Company's revolving credit facility and cash on hand.

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

Estimated fair value of assets acquired and liabilities assumed ($ in millions):
Cash and cash equivalents	$5
Customer relationships	253
Trade name and other intangibles	43
Goodwill	296
Deferred tax liabilities	(65)
Other, net	(7)
Consideration transferred	$525
Adjustments made to the purchase price allocation for the Protectron acquisition during fiscal 2015 were not material to the Consolidated Financial Statements. The amortization period for intangible assets acquired ranges from 7 to 20 years. The Company recorded approximately $296 million of goodwill, reflecting the strategic fit and the value of Protectron's recurring revenue and earnings growth potential to the Company. The goodwill amount was not deductible for tax purposes. Protectron's impact on the Company’s Consolidated Results of Operations for fiscal year 2014 and pro-forma results for fiscal years 2014 and 2013 was immaterial.
On August 2, 2013, the Company acquired all of the issued and outstanding capital stock of Devcon Security Holdings, Inc. ("Devcon Security") for cash consideration of $146 million, net of cash acquired. Devcon Security provides alarm monitoring services and related equipment to residential homes, businesses and homeowner associations in the United States. As part of this acquisition, the Company recognized intangible assets of $84 million in customer relationships and $60 million of goodwill as well as insignificant amounts of net working capital and tangible assets. On October 1, 2012, the Company completed its acquisition of Absolute Security, which had been an ADT authorized dealer, with $16 million of cash paid during fiscal year 2013. As part of this acquisition, the Company recognized $20 million of goodwill.
3. Property and Equipment
Property and equipment as of September 25, 2015 and September 26, 2014 consisted of the following ($ in millions):

	September 25, 2015	September 26, 2014
Land	$9	$9
Buildings and leasehold improvements	108	101
Machinery and equipment	404	392
Property under capital leases	45	45
Construction in progress	40	15
Accumulated depreciation	(323)	(297)
Property and equipment, net	$283	$265
4. Goodwill and Other Intangible Assets
Goodwill
On the first day of the fiscal fourth quarter of 2015, the Company performed a quantitative impairment assessment on its two reporting units and concluded that goodwill was not impaired. Additionally, there were no goodwill impairments as a result of performing the Company's annual impairment tests for fiscal years 2014 and 2013.
As discussed further in Note 1, effective for the fourth quarter of fiscal year 2015, the Company changed its operating segment reporting structure. Under this new structure, the Company now has two operating segments, which are also the Company's reporting units. As a result of this change, the Company reallocated goodwill to the U.S. and Canada reporting units using the relative fair value approach.

The changes in the carrying amount of goodwill by segment for the years ended September 25, 2015 and September 26, 2014 are as follows ($ in millions):

	United States	Canada	Total
Balance as of September 27, 2013	$3,409	$67	$3,476
Acquisition	—	296	296
Currency translation and other	(13)	(21)	(34)
Balance as of September 26, 2014	$3,396	$342	$3,738
Currency translation and other	(1)	(57)	(58)
Balance as of September 25, 2015	$3,395	$285	$3,680

All prior period balances in the table above are presented under the new segment structure.
Other Intangible Assets
The following table sets forth the gross carrying amounts and accumulated amortization of the Company's other intangible assets as of September 25, 2015 and September 26, 2014 ($ in millions):

	September 25, 2015		September 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$8,147	$(5,183)	$8,098	$(5,022)
Other	41	(6)	51	(7)
Total	$8,188	$(5,189)	$8,149	$(5,029)
The changes in the net carrying amount of contracts and related customer relationships for the years ended September 25, 2015 and September 26, 2014 are as follows ($ in millions):

Balance as of September 27, 2013	$2,917
Acquisition of customer relationships	253
Customer contract additions, net of dealer charge-backs	523
Amortization	(587)
Currency translation and other	(30)
Balance as of September 26, 2014	$3,076
Customer contract additions, net of dealer charge-backs	561
Amortization	(614)
Currency translation and other	(59)
Balance as of September 25, 2015	$2,964
Other than goodwill, the Company does not have any other indefinite-lived intangible assets as of September 25, 2015 and September 26, 2014. Intangible asset amortization expense for fiscal years 2015, 2014 and 2013 was $617 million, $589 million and $569 million, respectively. The weighted-average amortization periods for contracts and related customer relationships acquired during fiscal years 2015 and 2014 were 15 and 14 years, respectively.
The estimated aggregate amortization expense for intangible assets is expected to be as follows ($ in millions):

Fiscal 2016	$571
Fiscal 2017	476
Fiscal 2018	398
Fiscal 2019	342
Fiscal 2020	274

5. Debt
Debt as of September 25, 2015 and September 26, 2014 consisted of the following ($ in millions):

	September 25, 2015	September 26, 2014
Current maturities of long-term debt:
Capital lease obligations and other	$5	$4
Current maturities of long-term debt	5	4

Long-term debt:
2.250% notes due July 2017	$750	$750
4.125% notes due April 2019	509	498
5.250% notes due March 2020	306	—
6.250% notes due October 2021	1,020	1,001
3.500% notes due July 2022	998	998
4.125% notes due June 2023	700	700
4.875% notes due July 2042	743	743
Revolving credit facility	335	375
Capital lease obligations and other	28	31
Total long-term debt	5,389	5,096
Total debt	$5,394	$5,100

Senior Unsecured Notes
Fiscal Year 2015
On December 18, 2014, the Company completed a public offering of $300 million of its 5.250% senior unsecured notes due March 15, 2020 (the "December 2014 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $296 million and were primarily used to repay outstanding borrowings under the Company's revolving credit facility and for general corporate purposes. Interest is payable on March 15 and September 15 of each year and commenced on March 15, 2015. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date.
Additionally, in December 2014, the Company entered into interest rate swap transactions on all $300 million of the December 2014 Debt Offering. These transactions are designated as fair value hedges with the objective of managing the exposure to interest rate risk by converting the interest rates on the fixed-rate notes to floating rates. These transactions did not have a material impact on the Company's Consolidated Financial Statements as of September 25, 2015.
Fiscal Year 2014
On October 1, 2013, the Company issued $1 billion aggregate principal amount of 6.250% senior unsecured notes due October 2021 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "October 2013 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $987 million, of which $150 million was used to repay the outstanding borrowings under the Company’s revolving credit facility. The remaining net proceeds were used primarily for repurchases of outstanding shares of ADT's common stock. Interest is payable on April 15 and October 15 of each year and commenced on April 15, 2014. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date. In connection with the October 2013 Debt Offering, the Company entered into an exchange and registration rights agreement with the initial purchasers, and on April 4, 2014 the Company commenced an offer to exchange the $1 billion notes. This exchange offer was completed on May 9, 2014.

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
Additionally, during the year ended September 26, 2014, the Company entered into interest rate swap transactions to hedge $500 million of its $1 billion October 2013 Debt Offering, and all $500 million of its 4.125% fixed-rate notes due April 2019. These transactions are designated as fair value hedges with the objective of managing the exposure to interest rate risk by converting the interest rates on the fixed-rate notes to floating rates. These transactions did not have a material impact on the Company's Consolidated Financial Statements as of September 25, 2015 and September 26, 2014.
Fiscal Year 2013
On January 14, 2013, the Company issued $700 million aggregate principal amount of 4.125% unsecured notes due June 2023 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "January 2013 Debt Offering"). Net cash proceeds from the issuance of this term indebtedness totaled $694 million and were primarily used for the repurchase of outstanding shares of ADT's common stock. Interest is payable on June 15 and December 15 of each year, and commenced on June 15, 2013. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price equal to the greater of the principal amount of the notes to be redeemed, or a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date. In connection with the January 2013 Debt Offering, the Company entered into an exchange and registration rights agreement with the initial purchasers, and on April 18, 2013 the Company commenced an offer to exchange the $700 million notes. This exchange offer was completed during the third quarter of fiscal year 2013.
Fiscal Year 2012
On July 5, 2012, the Company issued $2.5 billion aggregate principal amount of unsecured notes, of which $750 million aggregate principal amount of 2.250% notes will mature on July 15, 2017, $1.0 billion aggregate principal amount of 3.500% notes will mature on July 15, 2022, and $750 million aggregate principal amount of 4.875% notes will mature on July 15, 2042 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. Cash proceeds from the issuance of this term indebtedness, net of debt issuance costs, totaled $2.47 billion and were used primarily to repay intercompany debt and to make other cash payments to Tyco in conjunction with the Separation. Interest is payable on January 15 and July 15 of each year. The Company may redeem each series of the notes, in whole or in part, at any time at a redemption price equal to the principal amount of the notes to be redeemed, plus a make-whole premium, plus in each case, accrued and unpaid interest to, but excluding, the redemption date. In connection with the issuance of the $2.5 billion notes, the Company entered into an exchange and registration rights agreement with the initial purchasers, and on April 1, 2013 the Company commenced an offer to exchange such notes. This exchange offer was completed during the third quarter of fiscal year 2013.
Revolving Credit Facility
On June 22, 2012, the Company entered into an unsecured senior revolving credit facility with a maturity date of June 22, 2017 and an aggregate commitment of $750 million, which is available to be used for working capital, capital expenditures and other corporate purposes. The interest rate for borrowings under the revolving credit facility is based on the London Interbank Offered Rate ("LIBOR") or an alternative base rate, plus a spread, based upon the Company's credit rating. As of September 25, 2015 and September 26, 2014, the Company had outstanding borrowings under the facility of $335 million and $375 million, respectively, at an interest rate of 1.651% and 1.606%, respectively.
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
As of September 25, 2015, the Company was in compliance with all covenants on its debt instruments.

Aggregate annual maturities of long-term debt and capital lease obligations are as follows ($ in millions):

Fiscal 2016	$8
Fiscal 2017	1,093
Fiscal 2018	7
Fiscal 2019	506
Fiscal 2020	306
Thereafter	3,457
Total	5,377
Less amount representing discount on notes	9
Less amount representing interest on capital leases	9
Plus hedge accounting fair value adjustment	35
Total	5,394
Less current maturities of long-term debt	5
Total long-term debt	$5,389

Interest expense totaled $209 million, $193 million and $118 million for the years ended September 25, 2015, September 26, 2014 and September 27, 2013, respectively. Interest expense for fiscal years 2015, 2014 and 2013 primarily represents interest incurred on the Company's unsecured notes.
See Note 1 for information on the fair value of the Company's debt.
6. Income Taxes
Significant components of income before income taxes for fiscal years 2015, 2014 and 2013 are as follows ($ in millions):

	2015	2014	2013
United States	$426	$408	$610
Non-U.S.	11	24	32
Income before income taxes	$437	$432	$642
Significant components of income tax expense for fiscal years 2015, 2014 and 2013 are as follows ($ in millions):

	2015	2014	2013
Current:
United States:
Federal	$7	$(17)	$7
State	2	7	1
Non-U.S.	8	15	6
Current income tax expense	$17	$5	$14
Deferred:
United States:
Federal	$110	$110	$172
State	16	20	33
Non-U.S.	(2)	(7)	2
Deferred income tax expense	124	123	207
Income tax expense	$141	$128	$221

The reconciliations between the actual effective tax rate on continuing operations and the statutory U.S. federal income tax rate for fiscal years 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
U.S. state income tax provision, net	2.7%	4.2%	3.5%
Non-U.S. net earnings	(1.2)%	(0.5)%	(0.5)%
Trademark amortization	(5.3)%	(5.3)%	(3.6)%
Nondeductible charges	—%	—%	(1.0)%
Resolution of unrecognized tax benefits	—%	(6.5)%	—%
2005-2009 IRS adjustments	—%	3.7%	—%
Other	1.1%	(1.0)%	1.0%
Provision for income taxes	32.3%	29.6%	34.4%
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.
The components of the Company’s net deferred income tax liability as of September 25, 2015 and September 26, 2014 are as follows ($ in millions):

	September 25, 2015	September 26, 2014
Deferred tax assets:
Accrued liabilities and reserves	$61	$35
Tax loss and credit carryforwards	959	1,023
Postretirement benefits	17	14
Deferred revenue	160	167
Other	21	13
	$1,218	$1,252
Deferred tax liabilities:
Property and equipment	(29)	(34)
Subscriber system assets	(715)	(633)
Intangible assets	(1,097)	(1,111)
Other	(7)	(10)
	$(1,848)	$(1,788)
Net deferred tax liability before valuation allowance	(630)	(536)
Valuation allowance	(3)	(2)
Net deferred tax liability	$(633)	$(538)
The valuation allowance for deferred tax assets relates to the uncertainty of the utilization of certain state and U.S. deferred tax assets. The Company believes that it is more likely than not that it will generate sufficient future taxable income to realize the tax benefits related to its remaining deferred tax assets, including credit and net operating loss ("NOL") carryforwards, on the Company's Consolidated Balance Sheet. The valuation allowance for deferred tax assets as of September 25, 2015 and September 26, 2014 was not material.
As of September 25, 2015, the Company had approximately $2.5 billion of U.S. Federal NOL carryforwards, $1.2 billion of state NOL carryforwards and immaterial foreign NOL carryforwards. The U.S. Federal and state NOL carryforwards will expire between 2016 and 2033. Although future utilization will depend on the Company's actual profitability and the result of income tax audits, the Company anticipates that its U.S. Federal NOL carryforwards will be fully utilized prior to expiration. Of the $2.5 billion U.S. Federal NOL carryforwards, $0.7 billion was generated prior to the separation from Tyco and is subject to limitation as an "ownership change" is deemed to have occurred upon Separation from Tyco on September 28, 2012 pursuant to Internal Revenue Code (the "Code") Section 382. The Company does not, however, expect that this limitation will impact its ability to utilize the tax attributes carried forward from pre-Separation periods. The Company recognizes tax benefits associated with stock based compensation directly to stockholders’ equity when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when tax deductions related to equity compensation are greater than compensation recognized for financial reporting. Stockholders’ equity will be increased by $17 million if and when such deferred tax assets are ultimately realized. The Company uses a tax law ordering approach to determine if the excess tax deductions associated with compensation costs have reduced income taxes payable.
Unrecognized Tax Benefits
As of September 25, 2015 and September 26, 2014, the Company had unrecognized tax benefits of $48 million and $49 million, respectively, of which $48 million and $49 million, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to the unrecognized tax benefits as of September 25, 2015 and September 26, 2014 were not material. All unrecognized tax benefits and related interest were presented as non-current in the Company's Consolidated Balance Sheet as of September 25, 2015.
The impact to the income tax expense for interest and penalties related to unrecognized tax benefits was not material for fiscal years 2015, 2014 and 2013.
The following is a rollforward of unrecognized tax benefits for the years ended September 25, 2015, September 26, 2014 and September 27, 2013 ($ in millions):

	2015	2014	2013
Balance as of beginning of year	$49	$87	$88
Reductions related to lapse of statute of limitations	—	—	(1)
Additions/(Reductions) based on tax positions related to prior years	1	(38)	—
Increase related to acquisitions	—	15	—
Decrease due to reductions in the AMT payable	—	(18)	—
Other changes not impacting the income statement	(2)	3	—
Balance as of end of year	$48	$49	$87
Based on the current status of its income tax audits, the Company believes that it is reasonably possible that an immaterial amount of unrecognized tax benefits may be resolved in the next twelve months.
Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Canada	2008 – 2014
United States	1997 – 2014
Undistributed Earnings of Subsidiaries
The Company's primary non-U.S. operations are located in Canada. The Company has not provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings of its Canadian subsidiaries as of September 25, 2015, as earnings are expected to be permanently reinvested outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of September 25, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $193 million. The Company does not know the time or manner in which it would repatriate those funds. Because the time or manner of repatriation is uncertain, the Company cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the tax liability. The Company provides for deferred or current income taxes on earnings of international subsidiaries in the period that the Company determines it will remit those earnings.

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
In conjunction with the Separation, substantially all of Tyco's outstanding equity awards were converted into like-kind awards of ADT, Tyco and Pentair. Pursuant to the terms of the 2012 Separation and Distribution Agreement, each of the three companies is responsible for issuing its own shares upon employee exercises of stock option awards or vesting of restricted stock units. However, the 2012 Tax Sharing Agreement provides that any allowable compensation tax deduction for such awards is to be claimed by the employee's current employer. The 2012 Tax Sharing Agreement requires the employer claiming a tax deduction for shares issued by the other companies to pay a percentage of the allowable tax deduction to the company issuing the equity. During the year ended September 25, 2015, amounts recorded in connection with this arrangement were immaterial.
7. Commitments and Contingencies
Lease Obligations
The Company has facility, vehicle and equipment leases that expire at various dates through fiscal year 2026. Rental expense under these leases was $56 million, $58 million and $50 million for fiscal years 2015, 2014 and 2013, respectively. Sublease income was immaterial for all years presented. In addition to operating leases, the Company has commitments under capital leases for certain facilities, which are not material to the Company's Consolidated Financial Statements.

The following table provides a schedule of minimum lease payments for non-cancelable operating leases as of September 25, 2015 ($ in millions):

Fiscal 2016	$58
Fiscal 2017	52
Fiscal 2018	45
Fiscal 2019	35
Fiscal 2020	28
Thereafter	46
264
Less sublease income	20
Total	$244
Purchase Obligations
The following table provides a schedule of commitments related to agreements to purchase certain goods and services, including purchase orders, entered into in the ordinary course of business, as of September 25, 2015 ($ in millions):

Fiscal 2016	$273
Fiscal 2017	182
Fiscal 2018	46
Fiscal 2019	1
Fiscal 2020	—
Thereafter	—
Total	$502
The purchase obligations in the table above primarily relate to an agreement with one of the Company's suppliers for the purchase of certain security system equipment and components. The agreement, which was amended during the third quarter of fiscal year 2015, provides that the Company meet minimum purchase requirements, which are subject to adjustments based on certain performance conditions for each of the calendar years 2015, 2016, and 2017. The agreement expires on December 31, 2017.
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, claims related to alleged security system failures, and consumer and employment class actions. In the ordinary course of business, the Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations and threatened legal actions and proceedings.  In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of its activities.  The Company has recorded accruals for losses that it believes are probable to occur and are reasonably estimable. While the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that the resolution of any such proceedings (other than matters specifically identified below), will not have a material effect on its financial position, results of operations or cash flows.
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

Securities Litigation
On April 28, 2014, the Company and certain of its current and former officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Southern District of Florida. The plaintiff alleges violations of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeks monetary damages, including interest, and class action status on behalf of all plaintiffs who purchased the Company’s common stock during the period between November 27, 2012 and January 29, 2014, inclusive.  The claims focus primarily on the Company's statements concerning its financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014, its stock repurchase program in 2012 and 2013 and the buyback of stock from Corvex Management LP ("Corvex") in November 2013. On June 27, 2014, another plaintiff filed a similar action in the same court. On July 14, 2014, the Court entered an order consolidating the two actions under the caption Henningsen v. The ADT Corporation, Case No. 14-80566-CIV-DIMITROULEAS, and appointing IBEW Local 595 Pension and Money Purchase Pension Plans, Macomb County Employees' Retirement System and KBC Asset Management NV as Lead Plaintiffs in the consolidated action. In addition to the Company, the defendants named in the action are Naren Gursahaney, Kathryn A. Mikells, Michael S. Geltzeiler, Keith A. Meister and Corvex. On September 25, 2014, defendants moved to dismiss this action. On November 13, 2014, Mr. Geltzeiler was dismissed as a defendant without prejudice from this action. On June 4, 2015, the Court entered an order granting the motions to dismiss and dismissed plaintiffs' complaint in its entirety.  The Court granted plaintiffs leave to file an amended complaint on or before July 1, 2015. That deadline passed, and the Court dismissed the action with prejudice on July 8, 2015. Plaintiffs filed a notice of appeal on August 7, 2015. On August 21, 2015, defendants filed a motion to dismiss the appeal as untimely. The appeal and the motion to dismiss the appeal are pending before the United States Court of Appeals for the Eleventh Circuit.
On January 14, 2015, the SEC sent the Company a letter stating that it is investigating the matters at issue in the foregoing litigation and requesting that the Company voluntarily provide the information and documents set forth in the letter concerning the same litigation. The Company is cooperating fully with the SEC in its investigation.
Derivative Litigation
In May and June 2014, four derivative actions were filed against a number of past and present officers and directors of the Company. Like the securities actions described above, the derivative actions focus primarily on the Company's stock repurchase program in 2012 and 2013, the buyback of stock from Corvex in November 2013 and the Company's statements concerning its financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014. Three of the derivative actions were filed in the United States District Court for the Southern District of Florida. On July 16, 2014, the Court consolidated those three actions under the caption In re The ADT Corporation Derivative Litigation, Lead Case No. 14-80570-CIV-DIMITROULEAS/SNOW, and on September 12, 2014, defendants moved to dismiss the consolidated action. The fourth derivative action, entitled Seidl v. Colligan, Case No. 2014CA007529, was filed in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The action is currently stayed pending the resolution of the appeal in the Ryan action, described below. A fifth derivative action asserting similar claims, entitled Ryan v. Gursahaney, C.A. No. 9992-VCP (the “Ryan action”), was filed in the Delaware Court of Chancery on August 1, 2014, and defendants moved to dismiss that action. In response to defendants' motion, plaintiff filed an amended complaint asserting similar claims and on October 13, 2014 defendants moved to dismiss the amended complaint. On April 28, 2015 the Court granted defendants' motion to dismiss the Ryan action for failure to make a litigation demand on ADT’s Board of Directors or to adequately plead that making such a demand would be futile. A sixth derivative action asserting similar claims against the same group of past and present officers and directors was filed in the Delaware Court of Chancery on January 27, 2015 under the caption entitled Binning v. Gursahaney, C.A. No. 10586-VCP (the “Binning action”). On February 18, 2015, the Delaware Court of Chancery entered an order staying the date for the defendants to respond to the Binning complaint until 45 days after its ruling on defendants' motion to dismiss the Ryan action. On May 15, 2015, plaintiffs in the consolidated derivative action in Florida federal court notified the Court that, in light of the Delaware Court of Chancery’s dismissal of the Ryan action, they had made a demand on ADT’s Board of Directors to bring the claims that plaintiffs had asserted in that action.  Following that notice, on May 20, 2015, the Florida federal court entered an order dismissing the consolidated derivative action.  On May 27, 2015, plaintiff in the Ryan action filed a notice of appeal to the Delaware Supreme Court.  The appeal has been fully briefed and remains pending. On June 9, 2015, plaintiff in the Binning action filed an amended complaint asserting claims similar to his initial complaint.  Defendants moved to dismiss Binning's amended complaint on July 7, 2015 and the motion is pending.

Income Tax Matters
In connection with the Separation from Tyco, the Company entered into the 2012 Tax Sharing Agreement with Tyco and Pentair Ltd. that governs the rights and obligations of the Company, Tyco and Pentair, Ltd. for certain pre-Separation tax liabilities, including Tyco's obligations under the tax sharing agreement among Tyco, Covidien Ltd. ("Covidien"), and TE Connectivity Ltd. ("TE Connectivity") entered into in 2007 (the "2007 Tax Sharing Agreement"). The Company is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement's sharing formulae. Tyco and Pentair Ltd. are likewise responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement's sharing formulae. Tyco has the right to administer, control and settle all U.S. income tax audits for the periods prior to and including the Separation.
With respect to years prior to and including the 2007 separation of Covidien and TE Connectivity by Tyco, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. Although Tyco has advised ADT that it has resolved a substantial number of these adjustments, a few significant items raised by the Internal Revenue Service ("IRS") remain open with respect to the audits of the 1997 through 2007 tax years. On July 1, 2013, Tyco announced that the IRS issued Notices of Deficiency to Tyco primarily related to the treatment of certain intercompany debt transactions (the "Tyco IRS Notices").  These notices assert that additional taxes of $883 million plus penalties of $154 million are owed based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries, as they existed at that time. Further, Tyco reported receiving Final Partnership Administrative Adjustments (the "Partnership Notices") for certain U.S. partnerships owned by its former U.S. subsidiaries, for which Tyco has indicated that it estimates an additional tax deficiency of approximately $30 million will be asserted. The additional tax assessments related to the Tyco IRS Notices and the Partnership Notices exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings is proved correct. Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments. Consistent with its petitions filed with the U.S. Tax Court, Tyco has advised the Company that it strongly disagrees with the IRS position and believes (i) it has meritorious defenses for the respective tax filings, (ii) the IRS positions with regard to these matters are inconsistent with applicable tax laws and Treasury regulations, and (iii) the previously reported taxes for the years in question are appropriate. No payments with respect to the Tyco IRS Notices would be required until the dispute is resolved in the U.S. Tax Court. At the request of the IRS the trial start date was postponed and rescheduled for October 2016.
During fiscal year 2015, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the 2008 and 2009 tax years of Tyco and its subsidiaries. Tyco received anticipated Revenue Agents' Reports ("RARs") proposing adjustments to certain Tyco entities' previously filed tax return positions, including the predecessor to ADT, relating primarily to certain intercompany debt. In response, Tyco filed a formal, written protest with the IRS Office of Appeals requesting review of the RARs. Tyco has advised the Company that it strongly disagrees with the IRS position and intends to vigorously defend its prior filed tax return positions and believes the previously reported taxes for the years in question are appropriate.
If the IRS should successfully assert its positions with respect to the matters described above, the Company's share of the collective liability, if any, would be determined pursuant to the 2012 Tax Sharing Agreement. In accordance with the 2012 Tax Sharing Agreement, Tyco is responsible for the first $500 million of tax, interest and penalty assessed against pre-2013 tax years including its 27% share of the tax, interest and penalty assessed for periods prior to Tyco's 2007 spin transaction ("Pre-2007 Spin Periods"). In accordance with the 2012 Tax Sharing Agreement, the amount ultimately assessed against Pre-2007 Spin Periods with respect to the Tyco IRS Notices and the Partnership Notices would have to be in excess of $1.85 billion, including other assessments for unrelated historical tax matters Tyco has, or may settle in the future, before the Company would be required to pay any of the amounts assessed. In addition to the Company's share of cash taxes pursuant to the 2012 Tax Sharing Agreement, the Company's NOL and credit carryforwards may be significantly reduced or eliminated by audit adjustments to pre-2013 tax periods. NOL and credit carryforwards may be reduced prior to incurring any cash tax liability, and will not be compensated for under the tax sharing agreement. The Company believes that its income tax reserves and the liabilities recorded in the Consolidated Balance Sheet for the 2012 Tax Sharing Agreement continue to be appropriate. However, the ultimate resolution of these matters is uncertain, and if the IRS were to prevail, it could have a material adverse impact on the Company's financial position, results of operations and cash flows, potentially including a significant reduction in or the elimination of the Company's available NOL and credit carryforwards. Further, to the extent ADT is responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material impact on its financial position, results of operations, cash flows or its effective tax rate in future reporting periods.
In fiscal year 2014, Tyco advised the Company of pending IRS settlements related to certain intercompany corporate expenses deducted on the U.S. income tax returns for the 2005 through 2009 tax years. The settlements reduced the Company's NOL carryforwards, resulting in a decrease to the Company's net deferred tax asset of approximately $17 million.

Other liabilities in the Company's Consolidated Balance Sheets as of both September 25, 2015 and September 26, 2014 include $19 million for ADT's obligations under certain tax related agreements entered into in conjunction with the Separation. The maximum amount of potential future payments is not determinable as they relate to unknown conditions and future events that cannot be predicted.
8. Retirement Plans
The Company measures its retirement plans as of its fiscal year end.
Defined Benefit Plans—The Company provides a defined benefit pension plan and certain other postretirement benefits to certain employees. These plans were frozen prior to Separation and are not material to the Company's financial statements.  As of September 25, 2015 and September 26, 2014, the fair values of pension plan assets were $59 million and $62 million, respectively, and the fair values of projected benefit obligations in aggregate were $87 million and $84 million, respectively. As a result, the plans were underfunded by approximately $28 million and $22 million at September 25, 2015 and September 26, 2014, respectively, and were recorded as a net liability in the Consolidated Balance Sheets. Net periodic benefit cost was not material for fiscal years 2015, 2014 and 2013.
Defined Contribution Retirement Plans— The Company maintains several qualified defined contribution plans, which include 401(k) matching programs in the U.S., as well as similar matching programs outside the U.S. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $25 million, $20 million and $20 million for fiscal years 2015, 2014 and 2013, respectively.
Deferred Compensation Plan—The Company maintains a nonqualified Supplemental Savings and Retirement Plan ("SSRP"), which permits eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company's 401(k) plan and the account balance fluctuates with the investment returns on those funds. Deferred compensation liabilities were $17 million as of September 25, 2015 and September 26, 2014. Deferred compensation expense was not material for fiscal years 2015, 2014 and 2013.
9. Share Plans
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
Stock-based compensation expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The stock-based compensation expense recognized and the associated tax benefit for fiscal years 2015, 2014 and 2013 are as follows ($ in millions):

	2015	2014	2013
Stock-based compensation expense recognized	$23	$20	$19
Tax benefit associated with stock-based compensation	9	8	7
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

Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility for fiscal year 2015 is calculated based on a weighted average of ADT's own historical and implied volatility. Fiscal 2014 and 2013 volatility is calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The assumptions used in the Black-Scholes option pricing model for fiscal years 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Risk-free interest rate	1.73-1.87%	1.73-2.10%	0.81-1.62%
Expected life of options (years)	6	6	5.75 - 6.00
Expected annual dividend yield	2.23%	1.95%	1.09%
Expected stock price volatility	29%	41%	33%
The weighted-average grant-date fair value of options granted during fiscal years 2015, 2014, and 2013 was $8.41, $14.20 and $13.06, respectively, and the intrinsic value of options exercised during fiscal years 2015, 2014 and 2013 was $10 million, $8 million and $59 million, respectively.
The following table summarizes the stock option activity for fiscal year 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 26, 2014	4,820,964	$31.77
Granted	796,660	35.99
Exercised	(971,503)	27.52
Canceled	(277,472)	41.33
Outstanding as of September 25, 2015	4,368,649	$32.88	5.54	$13
Shares expected to vest as of September 25, 2015(1)	1,413,712	$38.71	8.30	$—
Exercisable as of September 25, 2015	2,828,424	$29.73	4.01	$12
(1) Shares expected to vest includes an estimate of expected forfeitures.
As of September 25, 2015, total unrecognized compensation cost related to non-vested stock options granted under the Company's share option plan was approximately $10 million. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of 2.4 years.
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
The fair market value of restricted stock units, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting.  Restricted stock units that vest based upon passage of time generally vest over a period of four years.  Restricted stock units that vest dependent upon attainment of various levels of performance ("performance share awards") generally vest in their entirety three years from the grant date.  The fair value of restricted stock units is generally determined based on the closing market price of the underlying stock on the grant date.

The following table summarizes the restricted stock unit activity, including performance share awards, for fiscal year 2015:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of September 26, 2014	1,112,692	$39.39
Granted	766,508	34.53
Vested	(315,484)	33.00
Canceled	(133,539)	39.53
Non-vested as of September 25, 2015	1,430,177	38.16
The weighted-average grant-date fair value of restricted stock units granted during fiscal years 2015, 2014 and 2013 was $34.53, $40.57 and $45.91, respectively. The total fair value of restricted stock units that vested during fiscal years 2015, 2014 and 2013 was $10 million, $15 million and $32 million, respectively. No performance share awards vested during fiscal year 2015.
As of September 25, 2015, total unrecognized compensation cost related to non-vested restricted stock units was approximately $25 million. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of 2.2 years.
10. Equity
Common Stock
Shares Authorized and Outstanding—As of September 25, 2015, the Company had 1,000,000,000 shares of $0.01 par value common stock authorized, of which 165,850,306 shares were outstanding.
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
During fiscal years 2015, 2014 and 2013, the Company's Board of Directors declared the following dividends on ADT's common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

July 17, 2015	$0.21	July 29, 2015	August 19, 2015
March 17, 2015	$0.21	April 29, 2015	May 20, 2015
January 8, 2015	$0.21	January 28, 2015	February 18, 2015

September 19, 2014	$0.20	October 29, 2014	November 19, 2014
July 18, 2014	$0.20	July 30, 2014	August 20, 2014
March 13, 2014	$0.20	April 30, 2014	May 21, 2014
January 9, 2014	$0.20	January 29, 2014	February 19, 2014

September 20, 2013	$0.125	October 30, 2013	November 20, 2013
July 19, 2013	$0.125	July 31, 2013	August 21, 2013
March 14, 2013	$0.125	April 24, 2013	May 15, 2013
January 10, 2013	$0.125	January 30, 2013	February 20, 2013
November 26, 2012	$0.125	December 10, 2012	December 18, 2012
Voting Rights—The holders of the Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

Other Rights—Subject to any preferential liquidation rights of holders of preferred stock that may be outstanding, upon the Company's liquidation, dissolution or winding-up, the holders of ADT's common stock are entitled to share ratably in the Company's assets legally available for distribution to its stockholders.
Fully Paid—The issued and outstanding shares of the Company's common stock are fully paid and non-assessable. Any additional shares of common stock that the Company may issue in the future will also be fully paid and non-assessable.
The holders of the Company's common stock do not have preemptive rights or preferential rights to subscribe for shares of its capital stock.
Preferred Stock
The Company's certificate of incorporation authorizes its Board of Directors to designate and issue from time to time one or more series of preferred stock without stockholder approval. The Board of Directors may fix and determine the preferences, limitations and relative rights of each series of preferred stock. As of September 25, 2015, there were 50,000,000 shares of $0.01 par value preferred stock authorized of which none were outstanding. The Company does not currently plan to issue any shares of preferred stock.
Share Repurchase Programs
On November 26, 2012, the Company's Board of Directors approved a $2 billion, three-year share repurchase program ("FY2013 Share Repurchase Program") expiring November 26, 2015. Pursuant to this approval, the Company may enter into accelerated share repurchase plans as well as repurchase shares on the open market. During fiscal year 2013, the Company made open market repurchases of 15.5 million shares of ADT's common stock at an average price of $43.01 per share. The total cost of open market repurchases for fiscal year 2013 was approximately $668 million, of which $635 million was paid during fiscal year 2013.
On January 29, 2013, the Company entered into an accelerated share repurchase agreement under which it repurchased 12.6 million shares of ADT's common stock for $600 million at an average price of $47.60 per share. This accelerated share repurchase program, which was funded with proceeds from the January 2013 Debt Offering, was completed on April 2, 2013.
On November 18, 2013, the Company's Board of Directors authorized a $1 billion increase to the previously approved, $2 billion authorized repurchases under the FY2013 Share Repurchase Program expiring November 26, 2015. During fiscal year 2014, the Company made open market repurchases of 14 million shares of ADT's common stock at an average price of $35.72 per share under the FY2013 Share Repurchase Program. The total cost of open market repurchases for fiscal year 2014 was $500 million, all of which was paid during fiscal year 2014.
On November 19, 2013, the Company entered into an accelerated share repurchase agreement under which it paid $400 million for an initial delivery of approximately 8 million shares of ADT's common stock. This accelerated share repurchase program was completed on February 25, 2014. In total during fiscal year 2014, the Company repurchased 10.9 million shares of ADT's common stock at an average price of $36.86 per share under this accelerated share repurchase agreement in accordance with the previously approved repurchase program.
On November 24, 2013, the Company entered into a Share Repurchase Agreement ("Share Repurchase Agreement") with Corvex. Pursuant to the Share Repurchase Agreement, the Company repurchased 10.2 million shares from Corvex for a price per share equal to $44.01, resulting in $451 million of cash paid during fiscal year 2014. This repurchase was completed on November 29, 2013.
During fiscal year 2015, the Company made open market repurchases of 9.8 million shares of ADT's common stock at an average price of $33.16 per share. The total cost of open market repurchases for fiscal year 2015 was $324 million, all of which was paid during fiscal year 2015.
Open market share repurchases during fiscal years 2015, 2014 and 2013, including shares repurchased from Corvex and shares repurchased under the accelerated share repurchase agreement, were made in accordance with the FY2013 Share Repurchase Program. As of September 25, 2015, $57 million remains authorized for repurchase under the FY2013 Share Repurchase Program.
On July 17, 2015, the Company’s Board of Directors approved a new, three-year share repurchase program ("FY2015 Share Repurchase Program") authorizing the Company to purchase up to $1 billion of its common stock. Pursuant to this approval, the Company may enter into accelerated share repurchase plans, as well as repurchase shares on the open market pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The FY2015 Share Repurchase Program expires on July 17, 2018 and may be terminated at any time. The FY2015 Share Repurchase Program authorized amount of $1 billion is incremental to the remaining $57 million authorized to be repurchased under the FY2013 Share Repurchase Program noted above. As of September 25, 2015, no shares have been repurchased under the approved FY2015 Share Repurchase Program.

All of the Company's repurchases were treated as effective retirements of the purchased shares and therefore reduced reported shares issued and outstanding by the number of shares repurchased. In addition, the Company recorded the excess of the purchase price over the par value of the common stock as a reduction to additional paid-in capital.
Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income reflected on the Consolidated Balance Sheets are as follows ($ in millions):

	Currency Translation Adjustments	Deferred Pension Losses(1)	Accumulated Other Comprehensive (Loss) Income
Balance as of September 28, 2012	$117	$(24)	$93
Pre-tax current period change	(19)	10	(9)
Income tax expense	—	(4)	(4)
Balance as of September 27, 2013	98	(18)	80
Pre-tax current period change	(41)	(1)	(42)
Income tax benefit	—	—	—
Balance as of September 26, 2014	57	(19)	38
Pre-tax current period change	(123)	(9)	(132)
Income tax benefit	—	4	4
Balance as of September 25, 2015	$(66)	$(24)	$(90)

(1)	The balances of deferred pension losses as of September 25, 2015, September 26, 2014 and September 27, 2013 are reflected net of tax benefit of $16 million, $12 million and $11 million, respectively.
Other
During fiscal year 2013, the Company made adjustments to additional paid-in capital, which primarily resulted from the receipt of $61 million in cash from Tyco and Pentair related to the allocation of funds in accordance with the 2012 Separation and Distribution Agreement.
11. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could participate in earnings, but not securities that are anti-dilutive. The computation of basic and diluted earnings per share for fiscal years 2015, 2014 and 2013 are as follows:

(in millions, except per share amounts)	2015	2014	2013
Basic Earnings Per Share
Numerator:
Net income	$296	$304	$421
Denominator:
Basic weighted-average shares outstanding	171	182	222

Basic earnings per share	$1.73	$1.67	$1.90

Diluted Earnings Per Share	2015	2014	2013
Numerator:
Net income	$296	$304	$421
Denominator:
Basic weighted-average shares outstanding	171	182	222
Effect of dilutive securities:
Stock options	1	1	1
Restricted stock	—	—	1
Diluted weighted-average shares outstanding	172	183	224

Diluted earnings per share	$1.72	$1.66	$1.88
The computation of diluted earnings per share excludes potentially dilutive securities whose effect would have been anti-dilutive in the amount of 2.3 million shares for fiscal year 2015, 1.7 million shares for fiscal year 2014 and 0.8 million shares for fiscal year 2013.
12. Segment Data
As discussed in Note 1, during the fourth quarter of fiscal year 2015, the manner in which the CODM evaluates performance and makes decisions about how to allocate resources changed, resulting in the reorganization of the Company's operating segments. The Company now has two reportable segments, which are the Company’s operating segments, United States and Canada. This change provides greater clarity and transparency regarding the markets, financial performance and business model of the United States and Canada businesses. All discussions and amounts reported below are based on the new segment structure.
The United States segment includes sales, installation and monitoring for residential, business, and health customers in the United States and Puerto Rico, as well as corporate expenses and other operating costs associated with support functions in the U.S.
The Canada segment includes sales, installation and monitoring for residential, business, and health customers in Canada as well as operating expenses associated with certain support functions in Canada.
The accounting policies of the Company’s reportable segments are the same as those described in Note 1.
The Company's CODM evaluates segment performance based on several factors, of which the primary financial measures is on the basis of revenue and Adjusted EBITDA. Revenues are attributed to individual countries based upon the operating entity that records the transaction. Adjusted EBITDA is defined as net income adjusted for interest, taxes and certain non-cash items which include depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with customer acquisitions, and amortization of dealer and other intangible assets. Adjusted EBITDA is also adjusted to exclude charges and gains related to acquisitions, restructurings, impairments, and other income or charges. Such items are excluded to eliminate the impact of items that management does not consider indicative of the Company's core operating performance and/or business trends of the Company.

Segment results for the years ended September 25, 2015, September 26, 2014 and September 27, 2013 are as follows ($ in millions):

	2015	2014	2013
Revenue:
United States	$3,294	$3,206	$3,123
Canada	280	202	186
Total	$3,574	$3,408	$3,309

	2015	2014	2013
Adjusted EBITDA:
United States	$1,685	$1,671	$1,592
Canada	123	96	98
Total	$1,808	$1,767	$1,690

	2015	2014	2013
Depreciation and Amortization:
United States	$1,176	$1,104	$1,004
Canada	89	67	61
Total	$1,265	$1,171	$1,065
The Company's CODM does not evaluate the performance of the Company's assets on a segment basis for internal management reporting and, therefore, such information is not presented.
The following table sets forth a reconciliation of segment Adjusted EBITDA to the Company's consolidated income before income taxes ($ in millions):

	2015	2014	2013
Income before income taxes	$437	$432	$642
Interest expense, net	205	192	117
Depreciation and intangible asset amortization	1,124	1,040	942
Amortization of deferred subscriber acquisition costs	141	131	123
Amortization of deferred subscriber acquisition revenue	(163)	(151)	(135)
Restructuring and other, net	6	17	(1)
Acquisition and integration costs	4	7	2
Radio conversion costs	55	44	—
Separation costs	—	17	23
Separation related other (income) expense	(1)	38	(23)
Adjusted EBITDA	$1,808	$1,767	$1,690
Entity-Wide Disclosure
Long-lived assets, which are comprised of subscriber system assets, net and property and equipment, net, located in the United States approximate 95% and 94% of total long-lived assets as of September 25, 2015 and September 26, 2014, respectively, with the remainder residing in Canada.

13. Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for fiscal years 2015 and 2014 are as follows ($ in millions, except per share data):

	2015
	December 26, 2014	March 27, 2015	June 26, 2015	September 25, 2015
Revenue	$887	$890	$898	$899
Operating income	158	148	163	170
Net income	72	68	75	81
Net income per share:
Basic	$0.41	$0.40	$0.44	$0.48
Diluted	$0.41	$0.40	$0.44	$0.48

	2014
	December 27, 2013	March 28, 2014	June 27, 2014	September 26, 2014
Revenue	$839	$837	$849	$883
Operating income	165	164	169	161
Net income	77	63	82	82
Net income per share:
Basic	$0.39	$0.35	$0.47	$0.47
Diluted	$0.39	$0.34	$0.47	$0.47
During the fourth quarter of fiscal year 2014, the Company acquired Protectron. The operating results of Protectron have been included from the date of the acquisition and impact quarter over quarter and year over year comparability. See Note 2 for details about this acquisition.

14. Subsequent Events
Dividend
On October 14, 2015, the Company's Board of Directors declared a quarterly dividend on ADT's common stock of $0.21 per share. This dividend will be paid on November 18, 2015 to stockholders of record on October 28, 2015.
Calendar Month Change
On October 14, 2015, the Company's Board of Directors approved a change to the Company’s fiscal year end from the last Friday in September to September 30 of each year, and thereafter the end of each fiscal quarter will be the last day of the calendar month end. The fiscal year change is effective beginning with the Company’s 2016 fiscal year, which began on September 26, 2015, the day after the last day of the Company’s 2015 fiscal year, and will end on September 30, 2016. This change better aligns the Company's external reporting with the monthly recurring nature of revenues and expenses associated with the Company's customer base.
Share Repurchases
Subsequent to September 25, 2015, the Company repurchased 985 thousand shares of its common stock at an average price of $30.01 per share under the FY2013 Share Repurchase Program. The total cost of these share repurchases was approximately $29.6 million.

THE ADT CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year Ended September 27, 2013	$25	$49	$(47)	$27
Year Ended September 26, 2014	27	43	(46)	24
Year Ended September 25, 2015	24	60	(61)	23

INDEX TO EXHIBITS

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(6)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(3)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 14, 2012	(4)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 26, 2012	(5)

3.3	Amended and Restated Bylaws of The ADT Corporation, dated October 14, 2015	(7)

4.1	Indenture, dated as of July 5, 2012, by and between The ADT Corporation and Wells Fargo Bank, National Association	(2)

4.2	First Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	(2)

4.3	Second Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	(2)

4.4	Third Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	(2)

4.5	Fourth Supplemental Indenture, dated as of January 14, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association	(9)

4.6	Fifth Supplemental Indenture, dated as of October 1, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association	(10)

4.7	Indenture, dated as of March 19, 2014, by and between The ADT Corporation and Wells Fargo Bank, National Association	(11)

4.8	Officer's Certificate, dated as of March 19, 2014, of The ADT Corporation, establishing the terms of its 4.125% Senior Notes due 2019 (including form Note)	(11)

4.9	Officer's Certificate, dated as of December 18, 2014, of The ADT Corporation, establishing the terms of its 5.250% Senior Notes due 2020 (including form Note)	(15)

10.1	Tax Sharing Agreement, dated as of September 28, 2012, by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation	(6)

10.2	Non-Income Tax Sharing Agreement dated as of September 28, 2012, by and among Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation	(6)

10.3	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation	(6)

10.4	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation	(6)

10.5	Five Year Senior Unsecured Revolving Credit Agreement, dated as of June 22, 2012, by and among The ADT Corporation, Tyco International Ltd., the lender parties thereto, Citibank, N.A., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as bookrunners and lead arrangers, and JPMorganChase Bank, N.A., as syndication agent	(2)

10.6*	The ADT Corporation 2012 Stock and Incentive Plan	(5)

10.7*	The ADT Corporation Severance Plan for U.S. Officers and Executives	(6)

10.8*	The ADT Corporation Change in Control Severance Plan	(6)

10.9*	ADT LLC Supplemental Savings and Retirement Plan	(6)

10.10	Agreement, dated as of December 17, 2012, by and among The ADT Corporation, Keith A. Meister, Corvex Management LP and Soros Fund Management LLC	(8)

10.11*	Form of ADT Indemnification Agreement, by and between The ADT Corporation and Directors and Officers	(12)

10.12	Master Confirmation and form of Supplemental Confirmation, by and between, The ADT Corporation and JPMorgan Chase Bank dated November 19, 2013	(14)

10.13	Share Repurchase Agreement, dated as of November 24, 2013, by and between The ADT Corporation and Corvex Management LP	(13)

10.14	Amendment to Agreement, dated as of November 24, 2013, by and among The ADT Corporation, Keith Meister and Corvex Management LP	(13)

12.1	Ratio of Earnings to Fixed Charges

21	List of subsidiaries of The ADT Corporation

23	Consent of Deloitte & Touche LLP

24	Powers of Attorney

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the annual report on Form 10-K of The ADT Corporation for the year ended September 25, 2015 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the respective exhibit to The ADT Corporation's Registration Statement on Form 10 filed on April 10, 2012 (File No. 001-35502)

(2)	Incorporated by reference from the respective exhibit to Amendment No. 2 to The ADT Corporation's Registration Statement on Form 10 filed on July 9, 2012 (File No. 001-35502)

(3)	Incorporated by reference from the respective exhibit to Amendment No. 3 to The ADT Corporation's Registration Statement on Form 10 filed on July 27, 2012 (File No. 001-35502)

(4)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on September 20, 2012

(5)	Incorporated by reference from the respective exhibit to The ADT Corporation's Form S-8 Registration Statement, as filed on September 27, 2012 (File No. 333-184144)

(6)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2012

(7)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 16, 2015

(8)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on December 18, 2012

(9)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on January 14, 2013

(10)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2013

(11)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on March 19, 2014

(12)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 10-K filed on November 20, 2013

(13)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on November 29, 2013

(14)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on November 25, 2013

(15)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on December 18, 2014