Form 10-Q
period 2015-12-31
ADT Corp
filed 2016-02-02
CIK 1546640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2015
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

The number of shares outstanding of the registrant's common stock, $0.01 par value, was 165,311,675 as of January 26, 2016.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADT CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except share and per share data)

	December 31, 2015	September 25, 2015
Assets
Current Assets:
Cash and cash equivalents	$75	$78
Accounts receivable trade, less allowance for doubtful accounts of $19 and $23, respectively	79	102
Inventories	97	76
Prepaid expenses and other current assets	46	47
Deferred tax assets	80	96
Total current assets	377	399
Property and equipment, net	280	283
Subscriber system assets, net	2,555	2,502
Goodwill	3,670	3,680
Intangible assets, net	2,983	2,999
Deferred subscriber acquisition costs, net	640	631
Other assets	206	232
Total Assets	$10,711	$10,726

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$5	$5
Accounts payable	189	190
Accrued expenses and other current liabilities	188	231
Deferred revenue	246	232
Total current liabilities	628	658
Long-term debt	5,396	5,389
Deferred subscriber acquisition revenue	908	895
Deferred tax liabilities	739	732
Other liabilities	135	133
Total Liabilities	7,806	7,807

Commitments and contingencies (See Note 7)

Stockholders' Equity:
Common stock – authorized 1,000,000,000 shares of $0.01 par value; issued and outstanding shares – 165,293,772 as of December 31, 2015 and 165,850,306 as of September 25, 2015	2	2
Additional paid-in capital	2,353	2,374
Retained earnings	662	633
Accumulated other comprehensive loss	(112)	(90)
Total Stockholders' Equity	2,905	2,919
Total Liabilities and Stockholders' Equity	$10,711	$10,726
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	For the Three Months Ended
	December 31, 2015	December 26, 2014
Revenue	$900	$887
Cost of revenue	401	388
Selling, general and administrative expenses	330	318
Radio conversion costs (See Note 1)	24	23
Operating income	145	158
Interest expense, net	(53)	(50)
Income before income taxes	92	108
Income tax expense	(28)	(36)
Net income	$64	$72

Net income per share:
Basic	$0.39	$0.41
Diluted	$0.39	$0.41

Weighted-average number of shares:
Basic	165	174
Diluted	166	175

Dividends declared per common share	$0.21	$—
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	For the Three Months Ended
	December 31, 2015	December 26, 2014
Net income	$64	$72
Other comprehensive loss:
Foreign currency translation and other	(22)	(31)
Total other comprehensive loss, net of tax	(22)	(31)
Comprehensive income	$42	$41
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in millions)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of September 25, 2015	166	$2	$2,374	$633	$(90)	$2,919
Other comprehensive loss					(22)	(22)
Net income				64		64
Dividends declared				(35)		(35)
Common stock repurchases	(1)		(31)			(31)
Exercise of stock options and vesting of restricted stock units	—		4			4
Stock-based compensation expense			6			6
Balance as of December 31, 2015	165	$2	$2,353	$662	$(112)	$2,905
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the Three Months Ended
	December 31, 2015	December 26, 2014
Cash Flows from Operating Activities:
Net income	$64	$72
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization	289	275
Amortization of deferred subscriber acquisition costs	38	34
Amortization of deferred subscriber acquisition revenue	(43)	(40)
Stock-based compensation expense	6	5
Deferred income taxes	26	31
Provision for losses on accounts receivable and inventory	16	14
Changes in operating assets and liabilities and other	(21)	(22)
Net cash provided by operating activities	375	369
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(149)	(146)
Subscriber system assets	(175)	(177)
Capital expenditures	(25)	(32)
Other investing	16	(30)
Net cash used in investing activities	(333)	(385)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	4	7
Repurchases of common stock under approved program	(30)	(94)
Dividends paid	(35)	(35)
Proceeds from long-term borrowings	130	450
Repayment of long-term debt	(111)	(301)
Other financing	(3)	(6)
Net cash (used in) provided by financing activities	(45)	21

Effect of currency translation on cash	—	(1)

Net (decrease) increase in cash and cash equivalents	(3)	4
Cash and cash equivalents at beginning of period	78	66
Cash and cash equivalents at end of period	$75	$70
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business—The ADT Corporation ("ADT" or the "Company"), a company incorporated in the state of Delaware, is a leading provider of monitored security, interactive home and business automation, and related monitoring services in the United States ("U.S.") and Canada.
Basis of Presentation—The Condensed and Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in United States dollars ("USD") in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The Condensed and Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these Condensed and Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year. For a more comprehensive understanding of ADT and its Condensed and Consolidated Financial Statements, please review these interim financial statements in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 25, 2015 ("2015 Form 10-K"), which was filed with the U.S. Securities and Exchange Commission (the "SEC") on November 12, 2015.
Historically, the Company had a 52- or 53-week fiscal year that ended on the last Friday in September. Fiscal year 2015 was a 52-week fiscal year. On October 14, 2015, the Company's Board of Directors approved a change to the Company's fiscal year end from the last Friday in September to September 30 of each year, and thereafter the end of each fiscal quarter will be the last day of the calendar month end. The fiscal year change is effective for the 2016 fiscal year, which began on September 26, 2015, the day after the last day of the 2015 fiscal year, and will end on September 30, 2016. This change better aligns the Company's external reporting with the monthly recurring nature of revenues and expenses associated with its customer base.
The Company conducts business through its operating entities. During the fourth quarter of fiscal year 2015, the Company changed its segment reporting structure in connection with a change in the manner in which the Chief Executive Officer, who is the chief operating decision maker ("CODM"), evaluates performance and makes decisions about how to allocate resources. This change resulted in the reorganization of the Company's single operating segment into two operating segments, United States and Canada. These operating segments are also the Company's reportable segments and are identified by the Company based on how resources are allocated and operating decisions are made. Where applicable, presentation of the Company's operating segments and prior period amounts reported herein are based on the new segment structure. Refer to Note 9 for segment data.
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
Inventories—Inventories are recorded at the lower of cost (average cost) or market value. Inventories consisted of the following ($ in millions):

	December 31, 2015	September 25, 2015
Work in progress	$3	$3
Finished goods	94	73
Inventories	$97	$76
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets includes prepaid expenses of $20 million and $15 million as of December 31, 2015 and September 25, 2015, respectively.

Subscriber System Assets—Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. The following table sets forth the gross carrying amounts and accumulated depreciation of the Company's subscriber system assets as of December 31, 2015 and September 25, 2015 ($ in millions):

	December 31, 2015	September 25, 2015
Gross carrying amount	$5,247	$5,124
Accumulated depreciation	(2,692)	(2,622)
Subscriber system assets, net	$2,555	$2,502
Depreciation expense relating to subscriber system assets for the three months ended December 31, 2015 and December 26, 2014 was $117 million and $104 million, respectively.
Financial Instruments—The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated book value as of December 31, 2015 and September 25, 2015.
Long-Term Debt Instruments—The fair value of the Company's unsecured notes was determined using broker-quoted market prices, which are considered Level 2 inputs. The carrying amount of debt outstanding under the Company's revolving credit facility approximates fair value as interest rates on these borrowings approximate current market rates, which are considered Level 2 inputs.
The carrying value and fair value of the Company's debt that is subject to fair value disclosures as of December 31, 2015 and September 25, 2015 were as follows ($ in millions):

	December 31, 2015		September 25, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt instruments, excluding capital lease obligations and other	$5,370	$5,082	$5,361	$5,044
Derivative Instruments—All derivative financial instruments are reported on the Condensed and Consolidated Balance Sheets at fair value. For derivative financial instruments designated as fair value hedges, the changes in fair value of both the derivatives and the hedged items are recognized in the Condensed and Consolidated Statements of Operations. The fair values of the Company's derivative financial instruments are not material.
Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of December 31, 2015 and September 25, 2015 consisted of the following ($ in millions):

	December 31, 2015	September 25, 2015
Payroll-related accruals	$28	$79
Insurance-related accruals	37	39
Accrued interest	51	44
Other accrued liabilities	72	69
Total accrued expenses and other current liabilities	$188	$231
Guarantees—In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations, or cash flows. As of December 31, 2015 and September 25, 2015, there were no material guarantees.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which sets forth a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. In August 2015, the FASB issued an amendment to defer the effective date of this guidance by one year to December 15, 2017, for annual reporting periods, including interim reporting periods within those periods, beginning after that date. Early adoption is permitted, but not before the original effective date of December 15, 2016. This guidance will be effective for the Company in the first quarter of fiscal year 2019. The Company is currently evaluating the impact of this guidance.
In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this guidance. This guidance is to be applied on a retrospective basis and is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This guidance will be effective for the Company in the first quarter of fiscal year 2017. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.
In April 2015, the FASB issued authoritative guidance regarding the accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This guidance will be effective for the Company in the first quarter of fiscal year 2017. Early adoption is permitted. Companies may elect to adopt this guidance using either (1) a prospective approach for all arrangements entered into or materially modified after the effective date, or (2) a retrospective approach. The Company is currently evaluating the impact of this guidance.
In July 2015, the FASB issued authoritative guidance to simplify the subsequent measurement of inventory. Under this new standard, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and will be effective for the Company in the first quarter of fiscal year 2018. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance.
In November 2015, the FASB issued authoritative guidance to simplify the presentation of deferred income taxes, and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets be offset and presented as a single amount for each jurisdiction is not affected by the amendments in this guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and will be effective for the Company in the first quarter of fiscal year 2018. The amendments in this guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance.
In January 2016, the FASB issued authoritative guidance related to the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, this update clarifies the guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from the unrealized losses on available-for-sale debt securities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be effective for the Company in the first quarter of fiscal year 2019. Entities may early adopt the provision within this guidance to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. An entity should apply the amendments in the standard by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments in the standard that address equity securities without readily determinable fair values should be applied prospectively to equity investments that exist as of the date of adoption of the standard. The Company is currently evaluating the impact of this guidance.

2. Acquisitions
Dealer Generated Customer Accounts and Bulk Account Purchases
During the three months ended December 31, 2015 and December 26, 2014, the Company paid $149 million and $146 million, respectively, for customer contracts for electronic security services generated under the ADT authorized dealer program and bulk account purchases.
3. Goodwill and Other Intangible Assets
Goodwill
There were no material changes in the carrying amount of goodwill in either of the Company's reportable segments during the three months ended December 31, 2015.
Other Intangible Assets
The following table sets forth the gross carrying amounts and accumulated amortization of the Company's other intangible assets as of December 31, 2015 and September 25, 2015 ($ in millions):

	December 31, 2015		September 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$8,158	$(5,208)	$8,147	$(5,183)
Other	39	(6)	41	(6)
Total	$8,197	$(5,214)	$8,188	$(5,189)
The changes in the net carrying amount of contracts and related customer relationships during the three months ended December 31, 2015 were as follows ($ in millions):

Balance as of September 25, 2015	$2,964
Customer contract additions, net of dealer charge-backs	151
Amortization	(154)
Currency translation and other	(11)
Balance as of December 31, 2015	$2,950
The weighted-average amortization period for contracts and related customer relationships acquired during the three months ended December 31, 2015 was 15 years. Intangible asset amortization expense for the three months ended December 31, 2015 and December 26, 2014 was $154 million and $156 million, respectively.
The estimated aggregate amortization expense for intangible assets is expected to be as follows ($ in millions):

Remainder of fiscal 2016	$434
Fiscal 2017	494
Fiscal 2018	412
Fiscal 2019	353
Fiscal 2020	284
Fiscal 2021	202
Other than goodwill, the Company does not have any other indefinite-lived intangible assets as of December 31, 2015.

4. Debt
Revolving Credit Facility
As of December 31, 2015, the Company had $355 million outstanding borrowings under its $750 million revolving credit facility compared with $335 million outstanding as of September 25, 2015. During the three months ended December 31, 2015, the Company borrowed $130 million under the revolving credit facility and repaid $110 million. The interest rate for borrowings under the revolving credit facility is based on the London Interbank Offered Rate or an alternative base rate, plus a spread, based upon the Company's credit rating. The revolving credit facility has a maturity date of June 22, 2017.
Refer to Note 1 for information on the fair value of the Company's debt including the Company's unsecured notes.
5. Equity
Dividends
During the three months ended December 31, 2015, the Company's Board of Directors declared the following dividend on ADT's common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

October 14, 2015	$0.21	October 28, 2015	November 18, 2015
On December 15, 2015, the Company's Board of Directors authorized an increase in the Company's quarterly dividend from $0.21 per share to $0.22 per share of its common stock.
Share Repurchase Programs
On November 18, 2013, the Company's Board of Directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012 ("FY2013 Share Repurchase Program"). During the three months ended December 31, 2015 and prior to the program's expiration on November 26, 2015, the Company made open market repurchases of 985 thousand shares of ADT's common stock at an average price of $30.01 per share. The total cost of open market repurchases was approximately $30 million, all of which was paid during the period. On November 26, 2015, the remaining authorized amount of $27 million under the FY2013 Share Repurchase Program expired.
On July 17, 2015, the Company's Board of Directors approved a new, three-year share repurchase program authorizing the Company to purchase up to $1 billion of ADT's common stock ("FY2015 Share Repurchase Program"). Pursuant to this approval, the Company may enter into accelerated share repurchase plans, as well as repurchase shares on the open market pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions, or otherwise. The FY2015 Share Repurchase Program expires on July 17, 2018, and may be terminated at any time. As of December 31, 2015, no shares have been repurchased under the approved FY2015 Share Repurchase Program.
The Company's share repurchases for the three months ended December 31, 2015 were made in accordance with the publicly announced board approved repurchase program. In addition, the Company's repurchases were treated as effective retirements of the purchased shares, and therefore reduced reported shares issued and outstanding by the number of shares repurchased. The Company recorded the excess of the purchase price over the par value of the common stock as a reduction to additional paid-in capital.
The Company may also repurchase shares in connection with tax withholding requirements associated with the vesting of share-based awards, which are separate from the share repurchase programs described above. During the three months ended December 31, 2015, shares repurchased to satisfy tax withholding requirements were not material.
Other
During the three months ended December 31, 2015, the Company did not record any material reclassifications out of Accumulated Other Comprehensive Loss.

6. Income Taxes
Unrecognized Tax Benefits
The Company did not have a significant change to its unrecognized tax benefits during the three months ended December 31, 2015. The Company's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe that the balance of its unrecognized tax benefits will be resolved in the next twelve months. The resolution of certain components of the Company's uncertain tax positions may be partially offset by an adjustment to the receivable from Tyco International plc ("Tyco"), which was recorded pursuant to the 2012 Tax Sharing Agreement.  Refer to Note 7 for more information on the 2012 Tax Sharing Agreement, as defined therein.
Effective Tax Rate
The Company's income tax expense for the three months ended December 31, 2015 totaled $28 million resulting in an effective tax rate for the period of 30.4%. The Company's income tax expense for the three months ended December 26, 2014 totaled $36 million resulting in an effective tax rate for the period of 33.3%. The effective tax rates for the three months ended December 31, 2015 and December 26, 2014 reflect the tax impact of permanent items, state tax expense, changes in tax laws, and non-U.S. net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
7. Commitments and Contingencies
Purchase Obligations
As of December 31, 2015, there have been no material changes to the Company’s purchase obligations outside the ordinary course of business as compared to September 25, 2015.
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, claims related to alleged security system failures, and consumer and employment class actions. In the ordinary course of business, the Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings.  In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities. The Company has recorded accruals for losses that it believes are probable to occur and are reasonably estimable. While the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that the resolution of any such proceedings (other than matters specifically identified below), will not have a material adverse effect on its financial position, results of operations, or cash flows.
Environmental Matter
On October 25, 2013, the Company was notified by subpoena that the Office of the Attorney General of California, in conjunction with the Alameda County District Attorney, is investigating whether certain of the Company's waste disposal policies, procedures, and practices are in violation of the California Business and Professions Code and the California Health and Safety Code.  The Company is cooperating fully with the respective authorities. The Company is currently unable to predict the outcome of this investigation or reasonably estimate a range of possible loss.

Securities Litigation
On April 28, 2014, the Company and certain of its current and former officers and directors were named as defendants in a lawsuit filed in the United States District Court for the Southern District of Florida. The plaintiff alleges violations of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and seeks monetary damages, including interest, and class action status on behalf of all plaintiffs who purchased the Company's common stock during the period between November 27, 2012 and January 29, 2014, inclusive.  The claims focus primarily on the Company's statements concerning its financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014, its stock repurchase program in 2012 and 2013, and the buyback of stock from Corvex Management LP ("Corvex") in November 2013. On June 27, 2014, another plaintiff filed a similar action in the same court. On July 14, 2014, the Court entered an order consolidating the two actions under the caption Henningsen v. The ADT Corporation, Case No. 14-80566-CIV-DIMITROULEAS, and appointing IBEW Local 595 Pension and Money Purchase Pension Plans, Macomb County Employees' Retirement System, and KBC Asset Management NV as Lead Plaintiffs in the consolidated action. In addition to the Company, the defendants named in the action are Naren Gursahaney, Kathryn A. Mikells, Michael S. Geltzeiler, Keith A. Meister, and Corvex. On September 25, 2014, defendants moved to dismiss this action. On November 13, 2014, Mr. Geltzeiler was dismissed as a defendant without prejudice from this action. On June 4, 2015, the Court entered an order granting the motions to dismiss and dismissed plaintiffs' complaint in its entirety.  The Court granted plaintiffs leave to file an amended complaint on or before July 1, 2015. That deadline passed, and the Court dismissed the action with prejudice on July 8, 2015. Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit on August 7, 2015. On August 21, 2015, defendants filed a motion to dismiss the appeal as untimely, and on December 7, 2015, the Court denied the motion. The appeal is still pending before the United States Court of Appeals for the Eleventh Circuit.
On January 14, 2015, the SEC sent the Company a letter stating that it is investigating the matters at issue in the foregoing litigation and requesting that the Company voluntarily provide the information and documents set forth in the letter concerning the same litigation. The Company is cooperating fully with the SEC in its investigation.
Derivative Litigation
In May and June 2014, four derivative actions were filed against a number of past and present officers and directors of the Company. Like the securities actions described above, the derivative actions focus primarily on the Company's stock repurchase program in 2012 and 2013, the buyback of stock from Corvex in November 2013, and the Company's statements concerning its financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014. Three of the derivative actions were filed in the United States District Court for the Southern District of Florida. On July 16, 2014, the Court consolidated those three actions under the caption In re The ADT Corporation Derivative Litigation, Lead Case No. 14-80570-CIV-DIMITROULEAS/SNOW, and on May 20, 2015, the Florida federal court entered an order of dismissal. The fourth derivative action, entitled Seidl v. Colligan, Case No. 2014CA007529, was filed in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The action was stayed pending the resolution of the Ryan action, described below, and was voluntarily dismissed by the plaintiff on November 19, 2015. A fifth derivative action asserting similar claims, entitled Ryan v. Gursahaney, C.A. No. 9992-VCP (the “Ryan action”), was filed in the Delaware Court of Chancery on August 1, 2014. The Delaware Court of Chancery dismissed the Ryan action on April 28, 2015, and on November 19, 2015, the Delaware Supreme Court affirmed the dismissal. A sixth derivative action asserting similar claims against the same group of past and present officers and directors was filed in the Delaware Court of Chancery on January 27, 2015 under the caption entitled Binning v. Gursahaney, C.A. No. 10586-VCP (the “Binning action”).  Defendants moved to dismiss Binning's amended complaint on July 7, 2015, and on December 11, 2015, also forwarded a copy of the Delaware Supreme Court's affirmance of the Ryan action dismissal. The motion to dismiss is still pending.
Income Tax Matters
Effective on September 28, 2012, Tyco distributed to its public stockholders the Company's common stock (the "Separation"), and ADT became an independent public company. In connection with the Separation from Tyco, the Company entered into a tax sharing agreement with Tyco and Pentair Ltd. (the "2012 Tax Sharing Agreement") that governs the rights and obligations of the Company, Tyco, and Pentair Ltd. for certain pre-Separation tax liabilities, including Tyco's obligations under the tax sharing agreement among Tyco, Covidien plc ("Covidien") now operating as a subsidiary of Medtronic plc ("Medtronic"), and TE Connectivity Ltd. ("TE Connectivity") entered into in 2007 (the "2007 Tax Sharing Agreement"). The Company is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement's sharing formulae. Tyco and Pentair Ltd. are likewise responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement's sharing formulae. Tyco has the right to administer, control, and settle all U.S. income tax audits for the periods prior to and including the Separation.

With respect to years prior to and including the 2007 separation of Covidien and TE Connectivity by Tyco, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement. On July 1, 2013, Tyco announced that the IRS issued Notices of Deficiency to Tyco primarily related to the treatment of certain intercompany debt transactions (the "Tyco IRS Notices").  These notices assert that additional taxes of $883 million plus penalties of $154 million are owed based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries, as they existed at that time. Further, Tyco reported receiving Final Partnership Administrative Adjustments (the "Partnership Notices") for certain U.S. partnerships owned by its former U.S. subsidiaries, for which Tyco has indicated that it estimates an additional tax deficiency of approximately $30 million will be asserted. The additional tax assessments related to the Tyco IRS Notices and the Partnership Notices exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings is proved correct. Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments. Consistent with its petitions filed with the U.S. Tax Court, Tyco has advised the Company that it strongly disagrees with the IRS position and believes (i) it has meritorious defenses for the respective tax filings, (ii) the IRS positions with regard to these matters are inconsistent with applicable tax laws and Treasury regulations, and (iii) the previously reported taxes for the years in question are appropriate. No payments with respect to the Tyco IRS Notices would be required until the dispute is resolved in the U.S. Tax Court. At the request of the IRS, the trial start date was postponed and rescheduled for October 2016.
On January 15, 2016, Tyco entered into a Stipulation of Settled Issues ("Stipulation of Settlement") with the IRS regarding the Tyco IRS Notices and the Partnership Notices which is intended to resolve all disputes related to the intercompany debt issues for IRS audits of 1997 through 2000 tax years of Tyco and its subsidiaries, as they existed at the time (the "Litigated Debt"). The Stipulation of Settlement is contingent upon the IRS Appeals Division applying the same settlement to all Litigated Debt issues on appeal for subsequent audit cycles, and if applicable, review by the United States Congress Joint Committee on Taxation.
If finalized, the tentative resolution would cover all aspects of the controversy related to the Litigated Debt before the U.S. Tax Court and the Appeals Division of the IRS. The tentative resolution would also result in a total cash payment to the IRS shared among Tyco, Medtronic, and TE Connectivity in accordance with the formula in the 2007 Tax Sharing Agreement. Consequently, cash payment would be split among Tyco, Medtronic, and TE Connectivity 27%, 42%, and 31%, respectively. ADT’s share of the collective liability is determined pursuant to the 2012 Tax Sharing Agreement, and, under such agreement, ADT would not be responsible for any cash payments under the tentative resolution.
ADT expects the impact of its obligations under the 2007 and 2012 Tax Sharing Agreements related to this tentative resolution on its financial position, results of operations, or cash flows to be immaterial.
During the fiscal year 2015, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the 2008 and 2009 tax years of Tyco and its subsidiaries. Tyco received anticipated Revenue Agents' Reports (the "2008-2009 RARs") proposing adjustments to certain Tyco entities' previously filed tax return positions, including the predecessor to ADT, relating primarily to certain intercompany debt. In response, Tyco filed a formal, written protest with the IRS Office of Appeals requesting review of the 2008-2009 RARs. Tyco has advised the Company that it strongly disagrees with the IRS position and intends to vigorously defend its prior filed tax return positions and believes the previously reported taxes for the years in question are appropriate. The 2008-2009 RARs are still under administrative review by the IRS, and are not covered by the Stipulation of Settlement.
If the IRS should successfully assert its positions with respect to the matters described above, the Company's share of the collective liability, if any, would be determined pursuant to the 2012 Tax Sharing Agreement. In accordance with the 2012 Tax Sharing Agreement, Tyco is responsible for the first $500 million of tax, interest, and penalty assessed against pre-2013 tax years including its 27% share of the tax, interest, and penalty assessed for periods prior to Tyco's 2007 spin-off transaction ("Pre-2007 Spin Periods"). In accordance with the 2012 Tax Sharing Agreement, the amount ultimately assessed against Pre-2007 Spin Periods with respect to the Tyco IRS Notices and the Partnership Notices would have to be in excess of $1.85 billion, including other assessments for unrelated historical tax matters Tyco has, or may settle in the future, before the Company would be required to pay any of the amounts assessed.  In addition to the Company's share of cash taxes pursuant to the 2012 Tax Sharing Agreement, the Company's net operating loss ("NOL") and credit carryforwards may be significantly reduced or eliminated by audit adjustments to pre-2013 tax periods. NOL and credit carryforwards may be reduced prior to incurring any cash tax liability, and will not be compensated for under the tax sharing agreement. The Company believes that its income tax reserves and the liabilities recorded in the Condensed and Consolidated Balance Sheet for the 2012 Tax Sharing Agreement continue to be appropriate. However, the ultimate resolution of these matters is uncertain, and if the IRS were to prevail, it could have a material adverse impact on the Company's financial position, results of operations, and cash flows, potentially including a significant reduction in or the elimination of the Company's available NOL and credit carryforwards generated in pre-Separation periods. Further, to the extent ADT is responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material impact on its financial position, results of operations, cash flows, or its effective tax rate in future reporting periods.

Other liabilities in the Company's Condensed and Consolidated Balance Sheets as of both December 31, 2015 and September 25, 2015 include $19 million for ADT's obligations under certain tax related agreements entered into in conjunction with the Separation. The maximum amount of potential future payments is not determinable as they relate to unknown conditions and future events that cannot be predicted.
8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could participate in earnings, but not securities that are anti-dilutive. The computations of basic and diluted earnings per share for the three months ended December 31, 2015 and December 26, 2014 are as follows:

	For the Three Months Ended
(in millions, except per share amounts)	December 31, 2015	December 26, 2014
Basic Earnings Per Share
Numerator:
Net income	$64	$72
Denominator:
Basic weighted-average shares outstanding	165	174

Basic earnings per share	$0.39	$0.41

	For the Three Months Ended
(in millions, except per share amounts)	December 31, 2015	December 26, 2014
Diluted Earnings Per Share
Numerator:
Net income	$64	$72
Denominator:
Basic weighted-average shares outstanding	165	174
Effect of dilutive securities:
Dilutive effect of stock options and restricted stock units	1	1
Diluted weighted-average shares outstanding	166	175

Diluted earnings per share	$0.39	$0.41
The computation of diluted earnings per share excludes potentially dilutive securities whose effect would have been anti-dilutive in the amount of approximately 2.9 million shares and 2.0 million shares for the three months ended December 31, 2015 and December 26, 2014, respectively.
9. Segment Data
The Company's operating segments are also its reportable segments and are comprised of the following:

•
United States: Includes sales, installation, and monitoring for residential, business, and health customers in the U.S. and Puerto Rico, as well as corporate and other operating expenses associated with support functions in the U.S.

•	Canada: Includes sales, installation, and monitoring for residential, business, and health customers in Canada, as well as operating expenses associated with certain support functions in Canada.
The Company's CODM evaluates segment performance based on several factors, of which the primary financial measures are revenue and adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"). Revenue is attributed to individual countries based upon the operating entity that records the transaction. Adjusted EBITDA is defined as net income adjusted for interest, taxes, and certain non-cash items including depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with customer acquisitions, and amortization of dealer and other intangible assets. Adjusted EBITDA is also adjusted to exclude charges and gains related to acquisitions, integrations, restructurings, impairments, and other income or charges. Such items are excluded to eliminate the impact of items that management does not consider indicative of the Company's core operating performance and/or business trends of the Company.
All discussions and amounts reported below, including the prior year period, are based on the new segment structure. There is no impact on the previously reported condensed and consolidated balance sheet, statement of operations, or statement of cash flows.
Segment results for the three months ended December 31, 2015 and December 26, 2014 are as follows ($ in millions):

	For the Three Months Ended
	December 31, 2015	December 26, 2014
Revenue:
United States	$836	$811
Canada(1)	64	76
Total	$900	$887

Adjusted EBITDA:
United States	$429	$422
Canada(1)	28	31
Total	$457	$453

Depreciation and Amortization:
United States	$306	$285
Canada(1)	21	24
Total	$327	$309

(1) Results include the impact of fluctuations in foreign currency exchange rates.
The Company's CODM does not evaluate the performance of the Company's assets on a segment basis for internal management reporting. Therefore, such information is not presented.

The following table sets forth a reconciliation of segment Adjusted EBITDA to the Company's consolidated income before income taxes ($ in millions):

	For the Three Months Ended
	December 31, 2015	December 26, 2014
Income before income taxes	$92	$108
Interest expense, net	53	50
Depreciation and intangible asset amortization	289	275
Amortization of deferred subscriber acquisition costs	38	34
Amortization of deferred subscriber acquisition revenue	(43)	(40)
Restructuring and other	3	2
Acquisition and integration costs	1	1
Radio conversion costs	24	23
Adjusted EBITDA	$457	$453

10. Subsequent Events
Dividend
On January 7, 2016, the Company's Board of Directors declared a quarterly dividend on ADT's common stock of $0.22 per share to stockholders of record on January 27, 2016. This dividend will be paid on February 17, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following discussion and analysis should be read in conjunction with our Condensed and Consolidated Financial Statements and the notes thereto, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 25, 2015, which was filed with the United States Securities and Exchange Commission ("SEC") on November 12, 2015 (the "2015 Form 10-K"). The Condensed and Consolidated Financial Statements include the consolidated results of The ADT Corporation and its wholly-owned subsidiaries (hereinafter referred to as "we," "our," the "Company," or "ADT"). The financial statements have been prepared in United States dollars ("USD") in accordance with generally accepted accounting principles in the United States of America ("GAAP").
This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to those provided in Part I, Item 1A. Risk Factors in the 2015 Form 10-K, and in Part II, Item 1A. Risk Factors and under the heading "Cautionary Statement Regarding Forward-Looking Statements" below.
Historically, we had a 52- or 53-week fiscal year that ended on the last Friday in September. Fiscal year 2015 was a 52-week fiscal year. On October 14, 2015, our Board of Directors approved a change to our fiscal year end from the last Friday in September to September 30 of each year, and thereafter, the end of each fiscal quarter will be the last day of the calendar month. The fiscal year change is effective for our 2016 fiscal year, which began on September 26, 2015, the day after the last day of our 2015 fiscal year, and will end on September 30, 2016. This change better aligns our external reporting with the monthly recurring nature of revenues and expenses associated with our customer base.
Business Overview
ADT is a leading provider of monitored security, interactive home and business automation, and related monitoring services. We currently serve approximately 6.6 million customers, making us the largest company of our kind in both the United States ("U.S.") and Canada.
We conduct business through our operating entities. During the fourth quarter of fiscal year 2015, we changed our segment reporting structure, which resulted in the reorganization of our single operating segment into two operating segments, United States and Canada, which are also our reportable segments. Operating results are reported based on the following two segments:

•
United States: Includes sales, installation, and monitoring for residential, business, and health customers in the U.S. and Puerto Rico, as well as corporate and other operating expenses associated with support functions in the United States.

•	Canada: Includes sales, installation, and monitoring for residential, business, and health customers in Canada, as well as operating expenses associated with certain support functions in Canada.
Where applicable, presentation of our operating segments and prior period amounts reported herein are based on the new segment structure.
Our subscriber-based business requires significant upfront costs to generate new customers, which in turn provide predictable recurring revenue generated from monthly monitoring fees. In any period, our business results will be impacted by a number of factors, including customer additions, costs associated with adding new customers, average revenue per customer, costs related to providing services to customers, and customer tenure. We manage our business to optimize these key factors. We focus on investing in each of our customer acquisition channels in order to grow our account base in a cost effective manner and generate positive future cash flows and attractive margins. We also focus on maintaining consistently high levels of customer satisfaction to increase customer tenure and improve profitability.

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
Customer Growth. Growth of our customer base is crucial to drive our recurring customer revenue as well as to leverage costs of operations. To grow our customer base and improve awareness of our brands, we market our monitored security and home/business automation systems and services through national television advertisements, Internet advertising, a direct sales force, and an authorized dealer network. The key customer metrics that we use to track customer growth are gross customer additions and ending number of customers. Gross customer additions are new monitored customers installed or acquired during the period. Both gross customer additions and ending number of customers exclude contracts monitored but not owned.
Customer Attrition. Our economic model is highly dependent on customer retention. Success in retaining customers is driven in part by our discipline in accepting new customers with favorable characteristics and by providing high quality equipment, installation, monitoring, and customer service. Customer unit attrition is utilized as our key metric in assessing and managing customer retention. Therefore, beginning with the first quarter of fiscal year 2016, we have discontinued presentation of customer revenue attrition.
Customer Unit Attrition Rate. Customer unit attrition measures residential and business customer sites canceled, excluding health services and contracts monitored but not owned, net of dealer charge-backs and re-sales. Customer sites are considered canceled when all services are terminated. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the charge-back period, which is generally twelve to fifteen months. Re-sales are inactive customer sites that are returned to active service during the period. The customer unit attrition rate is a 52-week trailing ratio, the numerator of which is the number of customer sites canceled during the period due to attrition, net of dealer charge-backs and re-sales, and the denominator of which is the average of the customer base at the beginning of each month during the period.
Recurring Customer Revenue. Recurring customer revenue is generated by contractual monthly recurring fees for monitoring and other recurring services provided to our customers. Our other revenue consists of revenue associated with the sale of equipment, amortization of deferred revenue related to upfront fees, non-routine repair and maintenance services, and customer termination charges.
Average Revenue per Customer. Average revenue per customer measures the average amount of recurring revenue per customer per month, excluding contracts monitored but not owned, and is calculated based on the recurring revenue under contract at the end of the period divided by the total number of customers under contract at the end of the period.
Cost to Serve Expenses. Cost to serve expenses represent the cost of providing services to our customers reflected in our Condensed and Consolidated Statements of Operations. These expenses include costs associated with service calls for customers who have maintenance contracts, costs of monitoring, call center customer service and guard response, partnership commissions and continuing equity programs, bad debt expense, and general and administrative expenses. Recurring customer revenue less cost to serve expenses represents our recurring revenue margin.
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
Adjusted Earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"). Adjusted EBITDA is a non-GAAP measure reflecting net income adjusted for interest, taxes, and certain non-cash items which include depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with customer acquisitions, and amortization of dealer and other intangible assets. Adjusted EBITDA is also adjusted to exclude charges and gains related to acquisitions, integrations, restructurings, impairments, and other income or charges. Such items are excluded to eliminate the impact of items that management does not consider indicative of our core operating performance and/or business trends. We believe Adjusted EBITDA is useful to provide investors with information about operating profits, adjusted for significant non-cash and other items, generated from the existing customer base. A reconciliation of Adjusted EBITDA to net income (the most comparable GAAP measure) and additional information, including a description of the limitations relating to the use of Adjusted EDITDA, are provided under "-Non-GAAP Measures."
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
Free Cash Flow ("FCF"). FCF is a non-GAAP measure that our management employs to measure cash that is available to repay debt, make other investments, return capital to stockholders through dividends, and repurchase shares. The difference between net cash provided by operating activities (the most comparable GAAP measure) and FCF is the deduction of cash outlays for capital expenditures, subscriber system assets, and dealer generated customer accounts and bulk account purchases. A reconciliation of FCF to net cash provided by operating activities and additional information, including a description of the limitations relating to the use of FCF, are provided under "-Non-GAAP Measures."

Results of Operations
Three Months Ended December 31, 2015 Compared to Three Months Ended December 26, 2014
The following table sets forth our consolidated results of operations, summary cash flow data, and key performance indicators for the periods presented.

	For the Three Months Ended
(in millions, except as otherwise indicated)	December 31, 2015	December 26, 2014	Variance	% Change
Results of Operations:
Recurring customer revenue	$833	$825	$8	1.0%
Other revenue	67	62	5	8.1%
Total revenue	900	887	13	1.5%
Operating expenses	755	729	26	3.6%
Operating income	145	158	(13)	(8.2)%
Interest expense, net	(53)	(50)	(3)	6.0%
Income tax expense	(28)	(36)	8	(22.2)%
Net income	$64	$72	$(8)	(11.1)%

Summary Cash Flow Data:
Net cash provided by operating activities	$375	$369	$6	1.6%
Net cash used in investing activities	(333)	(385)	52	(13.5)%
Net cash (used in) provided by financing activities	(45)	21	(66)	(314.3)%

Key Performance Indicators:
Ending number of customers (thousands)	6,565	6,655	(90)	(1.4)%
Gross customer additions (thousands)	259	262	(3)	(1.1)%
Customer unit attrition rate (percent)	12.2%	12.9%	-70 bps	N/M
Average revenue per customer (dollars)	$42.87	$41.76	$1.11	2.7%
Cost to serve expenses	$306	$303	$3	1.0%
Gross subscriber acquisition cost expenses	$118	$112	$6	5.4%
Adjusted EBITDA(1)	$457	$453	$4	0.9%
Adjusted Pre-SAC EBITDA(1)	$566	$558	$8	1.4%
FCF(1)	$26	$14	$12	85.7%
N/M - Not meaningful

(1)	Adjusted EBITDA, Adjusted Pre-SAC EBITDA, and FCF are non-GAAP measures. Refer to the "Non-GAAP Measures" section for the definitions thereof and reconciliations to the most comparable GAAP measures.

Revenue
Revenue by segment for the three months ended December 31, 2015 compared to the three months ended December 26, 2014 was as follows:

	For the Three Months Ended
(in millions)	December 31, 2015	December 26, 2014	$ Change	% Change
United States:
Recurring customer revenue	$778	$758	$20	2.6%
Other revenue	58	53	5	9.4%
Total	$836	$811	$25	3.1%

Canada:
Recurring customer revenue	$55	$67	$(12)	(17.9)%
Other revenue	9	9	—	—%
Total	$64	$76	$(12)	(15.8)%

Total revenue	$900	$887	$13	1.5%
United States Revenue
Revenue in the United States increased as a result of growth in recurring customer revenue for our residential and business customers of $20 million. Recurring customer revenue increased primarily as a result of higher average revenue per customer. Average revenue per customer increased by $1.73 or 4.0%, to $45.15 as of December 31, 2015 as compared to $43.42 as of December 26, 2014. This increase was primarily due to the addition of new customers at higher rates, largely driven by an increase in ADT Pulse® customers as compared to total customer additions, as well as price escalations on our existing customer base.
Gross customer additions decreased by 2.5% to 238 thousand during the three months ended December 31, 2015 as compared to 244 thousand during the three months ended December 26, 2014. This decrease was due to lower customer additions in our direct channel which included the negative impact from our enhanced focus on high quality customer additions through our disciplined customer selection process. This decrease was partially offset by additional customers resulting from the change in the calendar month end, as there were six additional days in the three months ended December 31, 2015, as discussed above.
Ending number of customers, net of attrition, decreased slightly to 5.8 million customers as of December 31, 2015 as compared to 5.9 million customers as of December 26, 2014. Customer unit attrition was impacted favorably by strengthened resale efforts and several programs implemented to address voluntary disconnects partially offset by the impact of relocation disconnects.
Canada Revenue
Revenue in Canada decreased due to the unfavorable impact of foreign currency exchange rates.

Operating Expenses
We evaluate operating expenses by categorizing costs into cost to serve expenses, gross subscriber acquisition cost expenses, depreciation and amortization, and other. The following tables reflect the location of these items in our Condensed and Consolidated Statements of Operations as well as by segment for the three months ended December 31, 2015 and December 26, 2014:

	For the Three Months Ended December 31, 2015
	Consolidated				Segment Information
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Total	United States	Canada	Total
Cost to serve expenses	$115	$167	$24	$306	$281	$25	$306
Gross subscriber acquisition cost expenses	11	107	—	118	108	10	118
Depreciation and amortization	271	56	—	327	306	21	327
Other	4	—	—	4	3	1	4
Total	$401	$330	$24	$755	$698	$57	$755

	For the Three Months Ended December 26, 2014
	Consolidated				Segment Information
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Total	United States	Canada	Total
Cost to serve expenses	$111	$169	$23	$303	$274	$29	$303
Gross subscriber acquisition cost expenses	13	99	—	112	100	12	112
Depreciation and amortization	259	50	—	309	285	24	309
Other	5	—	—	5	4	1	5
Total	$388	$318	$23	$729	$663	$66	$729
United States Operating Expenses
Operating expenses in the United States increased by $35 million for the three months ended December 31, 2015 as compared to the three months ended December 26, 2014 largely resulting from an increase in depreciation and amortization of $21 million, gross subscriber acquisition cost expenses of $8 million, and cost to serve expenses of $7 million.
The increase in depreciation and amortization was primarily driven by additional depreciation expense on existing and new subscriber system assets, which included higher costs associated with ADT Pulse® additions and upgrades.
The increase in gross subscriber acquisition cost expenses was primarily driven by greater advertising costs of $5 million, which were largely attributable to dealer lead generation activities under a marketing efficiency program as well as increased expenses due to six additional days in the three months ended December 31, 2015 resulting from the change in the calendar month end.
The increase in cost to serve expenses was largely a result of increased customer service expenses primarily due to an increase in ADT Pulse® customers as well as increased expenses due to six additional days in the three months ended December 31, 2015 resulting from the change in the calendar month end.
Canada Operating Expenses
Operating expenses in Canada decreased by $9 million for the three months ended December 31, 2015 as compared to the three months ended December 26, 2014 primarily due to the impact of foreign currency exchange rates.

Income Tax Expense
Income tax expense decreased $8 million for the three months ended December 31, 2015 as compared to the three months ended December 26, 2014, and the effective tax rate decreased to 30.4% from 33.3%. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
Non-GAAP Measures
To provide investors with additional information in connection with our results as determined by GAAP, we also disclose non-GAAP measures which management believes provide useful information to investors. These measures consist of Adjusted EBITDA, Adjusted Pre-SAC EBITDA, and FCF. These measures are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for net income, operating profit, cash from operating activities, or any other operating performance measure calculated in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA and Adjusted Pre-SAC EBITDA to measure the operational strength and performance of our business. We use FCF as an additional measure of our ability to repay debt, make other investments, return capital to stockholders through dividends, and repurchase shares. These measures, or measures that are based on them, may also be used as components in our incentive compensation plans.
We believe Adjusted EBITDA is useful because it measures our success in acquiring, retaining, and servicing our customer base and our ability to generate and grow our recurring revenue while providing a high level of customer service in a cost-effective manner. Adjusted EBITDA excludes interest expense and the provision for income taxes. Excluding these items eliminates the expenses associated with our capitalization and tax structure. Because Adjusted EBITDA excludes interest expense, it does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment, or other discretionary uses. Adjusted EBITDA also excludes depreciation and amortization, which eliminates the impact of non-cash charges related to capital investments. Depreciation and amortization includes depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with subscriber acquisitions, and amortization of dealer and other intangible assets. Adjusted EBITDA is also adjusted to exclude charges and gains related to acquisitions, integrations, restructurings, impairments, and other income or charges. Such items are excluded to eliminate the impact of items that management does not consider indicative of our core operating performance and/or business trends.
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
There are material limitations to using Adjusted EBITDA and Adjusted Pre-SAC EBITDA. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest expense, tax expense, and other adjustments which directly affect our net income. In addition to the Adjusted EBITDA limitations, Adjusted Pre-SAC EBITDA does not take into account subscriber acquisition related revenue and expenses. These limitations are best addressed by considering the economic effects of the excluded items independently, and by considering Adjusted EBITDA and Adjusted Pre-SAC EBITDA in conjunction with net income as calculated in accordance with GAAP.
FCF is defined as cash from operations less cash outlays related to capital expenditures, subscriber system assets, and dealer generated customer accounts and bulk account purchases. Dealer generated customer accounts are accounts that are generated through our network of independent, third-party authorized dealers. Bulk account purchases represent accounts that we acquire from third parties outside of our authorized dealer network, such as other security service providers, on a selective basis. These items are subtracted from cash from operating activities because they represent long-term investments that are required for normal business activities. As a result, subject to the limitations described below, FCF is a useful measure of our cash available to repay debt, make other investments, return capital to stockholders through dividends, and repurchase shares.
FCF adjusts for cash items that are ultimately within management's and our Board of Directors' discretion to direct, and therefore may imply that there is less or more cash that is available than the most comparable GAAP measure. FCF is not intended to represent residual cash flow for discretionary expenditures since debt repayment requirements and other non-discretionary expenditures are not deducted. These limitations are best addressed by using FCF in combination with the GAAP cash flow numbers.

Adjusted EBITDA and Adjusted Pre-SAC EBITDA
The table below reconciles Adjusted EBITDA and Adjusted Pre-SAC EBITDA to net income for the periods presented.

	For the Three Months Ended
(in millions)	December 31, 2015	December 26, 2014
Net income	$64	$72
Interest expense, net	53	50
Income tax expense	28	36
Depreciation and intangible asset amortization	289	275
Amortization of deferred subscriber acquisition costs	38	34
Amortization of deferred subscriber acquisition revenue	(43)	(40)
Restructuring and other	3	2
Acquisition and integration costs	1	1
Radio conversion costs	24	23
Adjusted EBITDA	$457	$453

Gross subscriber acquisition cost expenses	118	112
Revenue associated with the sale of equipment	(9)	(7)
Adjusted Pre-SAC EBITDA	$566	$558
Adjusted EBITDA and Adjusted Pre-SAC EBITDA by segment for the three months ended December 31, 2015 and December 26, 2014 were as follows:

	For the Three Months Ended
(in millions)	December 31, 2015	December 26, 2014	$ Change	% Change
Adjusted EBITDA:
United States	$429	$422	$7	1.7%
Canada	28	31	(3)	(9.7)%
Total	$457	$453	$4	0.9%

Adjusted Pre-SAC EBITDA:
United States	$533	$519	$14	2.7%
Canada	33	39	(6)	(15.4)%
Total	$566	$558	$8	1.4%
United States Adjusted EBITDA and Adjusted Pre-SAC EBITDA
During the three months ended December 31, 2015, Adjusted EBITDA and Adjusted Pre-SAC EBITDA increased by $7 million and $14 million, respectively, as compared to the three months ended December 26, 2014. These increases were primarily due to higher recurring customer revenue of $20 million, offset by increased cost to serve expenses of $7 million, which was adjusted to exclude radio conversion costs, restructuring and other charges, and acquisition and integration costs. The increase in Adjusted EBITDA was also offset by increased gross subscriber acquisition cost expenses of $8 million.
For further details on the drivers of these changes, refer to the discussions above under "-Results of Operations."
Canada Adjusted EBITDA and Adjusted Pre-SAC EBITDA
During the three months ended December 31, 2015, Adjusted EBITDA and Adjusted Pre-SAC EBITDA decreased by $3 million and $6 million, respectively, as compared to the three months ended December 26, 2014, primarily due to the unfavorable impact of foreign currency exchange rates of $5 million and $6 million, respectively.

FCF
The table below reconciles FCF to cash flows from operating activities for the periods presented.

	For the Three Months Ended
(in millions)	December 31, 2015	December 26, 2014	$ Change	% Change
Net cash provided by operating activities	$375	$369	$6	1.6%
Dealer generated customer accounts and bulk account purchases	(149)	(146)	(3)	2.1%
Subscriber system assets	(175)	(177)	2	(1.1)%
Capital expenditures	(25)	(32)	7	(21.9)%
FCF	$26	$14	$12	85.7%
FCF increased primarily due to a decrease in cash paid for capital expenditures and an increase in net cash provided by operating activities.
The decrease in cash paid for capital expenditures relates primarily to greater real estate and technology spend in the prior year period, which was used to improve business operations, platforms, and capabilities.
Net cash provided by operating activities increased due to higher Adjusted EBITDA, as discussed above, and the timing of other operating cash payments partially offset by incremental payroll-related payments associated with annual incentive compensation.
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
Liquidity
At December 31, 2015, we had $75 million in cash and cash equivalents and another $395 million available under our $750 million revolving credit facility. Our primary future cash needs are expected to be for operating activities, working capital, capital expenditures, strategic investments, and dividends. In addition, we may use cash to repurchase shares of our common stock under our share repurchase program. We believe our cash position, amounts available under our revolving credit facility, and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months.
Revolving Credit Facility
There were $355 million outstanding borrowings under our $750 million revolving credit facility as of December 31, 2015 compared with $335 million outstanding as of September 25, 2015. During the three months ended December 31, 2015, we borrowed $130 million under our revolving credit facility and repaid $110 million, using cash from operations.
As of December 31, 2015, we were in compliance with all covenants on our debt instruments.
Share Repurchase Programs
On November 18, 2013, our Board of Directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012 ("FY2013 Share Repurchase Program"). During the three months ended December 31, 2015, we made open market repurchases under this share repurchase program of 985 thousand shares of our common stock at an average price of $30.01 per share. The total cost of these repurchases was approximately $30 million, all of which was paid during the period. On November 26, 2015, the remaining authorized amount of $27 million under the FY2013 Share Repurchase Program expired.

On July 17, 2015, our Board of Directors approved a new, three-year share repurchase program authorizing us to purchase up to $1 billion of our common stock ("FY2015 Share Repurchase Program"). The FY2015 Share Repurchase Program expires on July 17, 2018, and may be terminated at any time. As of December 31, 2015, no shares have been repurchased under the approved FY2015 Share Repurchase Program.
Pursuant to these approvals of the aforementioned repurchase programs, we may enter into accelerated share repurchase plans, as well as repurchase shares on the open market pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions, or otherwise.
Dividends
During the three months ended December 31, 2015, our Board of Directors declared the following dividend on our common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

October 14, 2015	$0.21	October 28, 2015	November 18, 2015
On December 15, 2015, our Board of Directors authorized an increase in our quarterly dividend from $0.21 per share to $0.22 per share on our common stock. On January 7, 2016, our Board of Directors declared a quarterly dividend on our common stock of $0.22 per share to stockholders of record on January 27, 2016. This dividend will be paid on February 17, 2016.
Cash Flow Analysis
The following table is a summary of our cash flow activity for the three months ended December 31, 2015 and December 26, 2014:

	For the Three Months Ended
(in millions)	December 31, 2015	December 26, 2014	$ Change	% Change
Net cash provided by operating activities	$375	$369	$6	1.6%
Net cash used in investing activities	$(333)	$(385)	$52	(13.5)%
Net cash (used in) provided by financing activities	$(45)	$21	$(66)	(314.3)%
Cash Flows from Operating Activities
For the three months ended December 31, 2015 and December 26, 2014, we reported net cash provided by operating activities of $375 million and $369 million, respectively. Refer to the discussion of changes in net cash provided by operating activities included in FCF under "Results of Operations -Non-GAAP Measures."
Cash Flows from Investing Activities
In order to maintain and grow our customer base and to expand our infrastructure, we typically reinvest the cash provided by our operating activities into our business. These investments are intended to grow our customer base, enhance the overall customer experience, improve the productivity of our field workforce, and support greater efficiency of our back office systems and our customer care centers. For the three months ended December 31, 2015 and December 26, 2014, our investing activities consisted of subscriber system asset additions of $175 million and $177 million, respectively, which includes the impact of gross customer additions through the direct channel and existing customer upgrades. Additionally, during the three months ended December 31, 2015 and December 26, 2014, we paid $149 million and $146 million, respectively, for customer contracts for electronic security services generated under the ADT authorized dealer program and bulk account purchases and paid $25 million and $32 million, respectively for capital expenditures. Also included in investing activities during the three months ended December 31, 2015 and December 26, 2014 was a net cash inflow of $16 million and a net cash outflow of $30 million, respectively, for other investing activities.
Cash Flows from Financing Activities
For the three months ended December 31, 2015, the net cash used in financing activities was primarily attributable to $111 million of repayments of long-term debt primarily related to repayments of outstanding borrowings under our revolving credit facility, $35 million in dividend payments on our common stock, and $30 million in repurchases of our common stock under our board approved FY2013 Share Repurchase Program. These decreases were partially offset by $130 million of proceeds from borrowings under our revolving credit facility.

For the three months ended December 26, 2014, the net cash provided by financing activities was largely attributable to $450 million of proceeds from long-term borrowings, which consisted of proceeds from the issuance of our $300 million unsecured notes issued in December 2014, as well as borrowings under our revolving credit facility. These increases in cash were mainly offset by $301 million of repayments of long-term debt primarily related to repayments of outstanding borrowings under our revolving credit facility, $94 million in share repurchases of our common stock under our board approved FY2013 Share Repurchase Program, and $35 million in dividend payments on our common stock.
Commitments and Contractual Obligations
In our 2015 Form 10-K, we disclosed our commitments and contractual obligations. As of December 31, 2015, there have been no material changes to these commitments and contractual obligations outside the ordinary course of business.
Off-Balance Sheet Arrangements
There were no material off-balance sheet arrangements as of December 31, 2015.
Critical Accounting Policies and Estimates
The preparation of the Condensed and Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. We identified in our 2015 Form 10-K accounting policies that are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended December 31, 2015, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our 2015 Form 10-K. Refer to Note 1 to the Condensed and Consolidated Financial Statements for information about recent accounting pronouncements.
Cautionary Statement Regarding Forward-Looking Statements
This report contains certain information that may constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding business strategies, market potential, future financial performance, the effects of the separation of ADT from Tyco International plc (“Tyco"), and other matters, are forward-looking. Without limiting the generality of the preceding sentence, any time we use the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
Forward-looking information involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements. Specific factors that could cause actual results to differ from results contemplated by forward-looking statements include, among others, the following:

•
our ability to keep pace with the rapid technological and industry changes in order to develop or acquire new technologies for our products and services that achieve market acceptance with acceptable margins;

•
competition in the markets we serve, including the home automation market, which may result in pressure on our profit margins and limit our ability to maintain the market share of our products and services;

•	an increase in the rate of customer attrition, including impact to our depreciation and amortization expenses or impairment of assets related to our security monitoring services;

•	changes in the housing market and consumer discretionary income;

•
failure to maintain the security of our information and technology networks, including personally identifiable information and other data, our products may be subject to potential vulnerabilities of wireless and Internet of Things devices, and our services may be subject to hacking or other unauthorized access to control or view systems and obtain private information;

•	our dependence on certain software technology that we license from third parties, and failure or interruption in products or services of third-party providers;

•	interruption to our monitoring facilities;

•	failure to realize expected benefits from acquisitions and investments;

•	risks associated with pursuing business opportunities that diverge from our current business model;

•	potential loss of customer generation strategies through our independent, third party authorized dealers and affinity marketing programs;

•	risks associated with acquiring and integrating customer accounts;

•	unauthorized use of our brand name by third parties;

•	risks associated with ownership of the ADT® brand name outside of the United States and Canada by Tyco and other third parties;

•	failure to enforce our intellectual property rights;

•	allegations that we have infringed the intellectual property rights of third parties;

•	failure of our independent, third party authorized dealers to mitigate certain risks;

•	failure to continue to execute a competitive, profitable pricing structure;

•	shifts in consumers' choice of, or telecommunication providers' support for, telecommunication services and equipment;

•	current and potential securities litigation;

•	increase in government regulation of telemarketing, e-mail marketing and other marketing methods may increase our costs and restrict growth of our business;

•	changes in U.S. and non-U.S. governmental laws and regulations;

•	imposition by local governments of assessments, fines, penalties and limitations on either us or our customers for false alarms;

•	refusal to respond to calls from monitored security service companies, including us, by police departments in certain U.S. and Canadian jurisdictions;

•	our greater exposure to liability for employee acts or omissions or system failures;

•	interference with our customers' access to some of our products and services through the Internet by broadband service providers or potential change in government regulations relating to the internet;

•	potential impairment of our deferred tax assets;

•	inability to hire and retain key personnel, including an effective sales force;

•	adverse developments in our relationship with our employees;

•	capital market conditions, including availability of funding sources for us and our suppliers;

•	changes in our credit ratings;

•	risks related to our increased indebtedness, including our ability to meet certain financial covenants in our debt instruments;

•	impact of any material adverse legal judgments, fines, penalties or settlements;

•	exposure to counterparty risk in our hedging agreements;

•	fluctuations in foreign currency exchange rates;

•	potential liabilities for legacy obligations relating to the separation from Tyco;

•	volatility in the market price of our stock; and

•	failure to fully realize expected benefits from the separation from Tyco.
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
For additional discussion of potential risks and uncertainties that could impact our results of operations or financial position, refer to Part I, Item 1A. Risk Factors in our 2015 Form 10-K. There have been no material changes to the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2015 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure discussed in our 2015 Form 10-K.

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
Based on management's evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject to various claims and lawsuits in the ordinary course of our business, including from time to time contractual disputes, employment matters, product and general liability claims, claims that we have infringed the intellectual property rights of others, claims related to alleged security system failures, and consumer and employment class actions. We have recorded accruals for losses that we believe are probable to occur and are reasonably estimable. Refer to Note 7 to the Condensed and Consolidated Financial Statements for further information on legal proceedings and income tax matters. While the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of any such proceedings, other than matters specifically identified in Note 7, will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A.	Risk Factors.
ADT's significant business risks are described in Part I, Item 1A. in our 2015 Form 10-K. Management does not believe that there have been any material changes in our risk factors from those previously disclosed in our 2015 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Under our publicly announced, board approved share repurchase programs, we may enter into accelerated share repurchase plans, as well as repurchase shares on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions, or otherwise.
The following table sets forth share repurchase activity for the respective periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
September 26, 2015 - October 31, 2015	985,181	$30.01	985,181	$1,027,217,119
November 1, 2015 - November 30, 2015	—	$—	—	$1,000,000,000
December 1, 2015 - December 31, 2015	—	$—	—	$1,000,000,000
Total	985,181	$30.01	985,181	$1,000,000,000

(1)
On November 18, 2013, our Board of Directors authorized a $1 billion increase to the $2 billion, three-year FY2013 Share Repurchase Program that was previously approved on November 26, 2012. We repurchased 985 thousand shares of our common stock on the open market during the period under the FY2013 Share Repurchase Program. The total cost of these repurchases was approximately $30 million. The remaining authorized amount under the FY2013 Share Repurchase Program of $27 million expired on November 26, 2015. Share repurchases described above do not include shares repurchased to satisfy tax withholding requirements relating to the vesting of share-based awards.

(2)
On July 17, 2015, our Board of Directors approved a new, three-year share repurchase program authorizing us to purchase up to $1 billion of our common stock. The FY2015 Share Repurchase Program expires on July 17, 2018, and may be terminated at any time. As of December 31, 2015, no shares have been repurchased under the FY2015 Share Repurchase Program.

(3)	The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6.     Exhibits.

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(5)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 14, 2012	(3)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 26, 2012	(4)

3.3	Amended and Restated Bylaws of The ADT Corporation, dated October 14, 2015	(6)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the three months ended December 31, 2015 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed and Consolidated Statements of Operations, (iii) the Condensed and Consolidated Statements of Comprehensive Income, (iv) the Condensed and Consolidated Statement of Stockholders' Equity, (v) the Condensed and Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed and Consolidated Financial Statements

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

THE ADT CORPORATION
By: /s/ Michael Geltzeiler
Michael Geltzeiler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 2, 2016

EXHIBIT INDEX

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(5)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(1)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 14, 2012	(3)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of The ADT Corporation, dated September 26, 2012	(4)

3.3	Amended and Restated Bylaws of The ADT Corporation, dated October 14, 2015	(6)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the three months ended December 31, 2015 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed and Consolidated Statements of Operations, (iii) the Condensed and Consolidated Statements of Comprehensive Income, (iv) the Condensed and Consolidated Statement of Stockholders' Equity, (v) the Condensed and Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed and Consolidated Financial Statements

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