Form 10-Q
period 2016-03-31
ADT Corp
filed 2016-06-14
CIK 1546640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

The number of shares outstanding of the registrant's common stock, $0.01 par value, was 165,618,879 as of May 2, 2016 at the effective time the registrant's common stock was delisted from the New York Stock Exchange (refer to Note 1 to the Condensed and Consolidated Financial Statements).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADT CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except share and per share data)

	March 31, 2016	September 25, 2015
Assets
Current Assets:
Cash and cash equivalents	$75	$78
Accounts receivable trade, less allowance for doubtful accounts of $21 and $23, respectively	86	102
Inventories	80	76
Prepaid expenses and other current assets	42	47
Deferred tax assets	94	96
Total current assets	377	399
Property and equipment, net	287	283
Subscriber system assets, net	2,610	2,502
Goodwill	3,687	3,680
Intangible assets, net	2,983	2,999
Deferred subscriber acquisition costs, net	648	631
Other assets	231	232
Total Assets	$10,823	$10,726

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$6	$5
Accounts payable	173	190
Accrued expenses and other current liabilities	201	231
Deferred revenue	269	232
Total current liabilities	649	658
Long-term debt	5,347	5,389
Deferred subscriber acquisition revenue	922	895
Deferred tax liabilities	845	732
Other liabilities	136	133
Total Liabilities	7,899	7,807

Commitments and contingencies (See Note 7)

Stockholders' Equity:
Common stock – authorized 1,000,000,000 shares of $0.01 par value; issued and outstanding shares – 165,549,250 as of March 31, 2016 and 165,850,306 as of September 25, 2015	2	2
Additional paid-in capital	2,307	2,374
Retained earnings	687	633
Accumulated other comprehensive loss	(72)	(90)
Total Stockholders' Equity	2,924	2,919
Total Liabilities and Stockholders' Equity	$10,823	$10,726
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	For the Quarters Ended		For the Six Months Ended
	March 31, 2016	March 27, 2015	March 31, 2016	March 27, 2015
Revenue	$899	$890	$1,799	$1,777
Cost of revenue	404	392	805	780
Selling, general and administrative expenses	326	331	656	649
Radio conversion costs (See Note 1)	26	19	50	42
Operating income	143	148	288	306
Interest expense, net	(53)	(51)	(106)	(101)
Other income	—	3	—	3
Income before income taxes	90	100	182	208
Income tax expense	(28)	(32)	(56)	(68)
Net income	$62	$68	$126	$140

Net income per share:
Basic	$0.38	$0.40	$0.76	$0.81
Diluted	$0.37	$0.40	$0.76	$0.81

Weighted-average number of shares:
Basic	165	171	165	173
Diluted	166	172	166	173

Dividends declared per common share	$0.22	$0.42	$0.43	$0.42
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	For the Quarters Ended		For the Six Months Ended
	March 31, 2016	March 27, 2015	March 31, 2016	March 27, 2015
Net income	$62	$68	$126	$140
Other comprehensive income (loss):
Foreign currency translation and other	40	(57)	18	(88)
Total other comprehensive income (loss), net of tax	40	(57)	18	(88)
Comprehensive income	$102	$11	$144	$52
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in millions)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of September 25, 2015	166	$2	$2,374	$633	$(90)	$2,919
Other comprehensive income					18	18
Net income				126		126
Dividends declared				(72)		(72)
Common stock repurchases	(1)		(31)			(31)
Exercise of stock options and vesting of restricted stock units	1		10			10
Stock-based compensation expense			12			12
Pre-Separation related tax adjustments			(58)			(58)
Balance as of March 31, 2016	166	$2	$2,307	$687	$(72)	$2,924
See Notes to Condensed and Consolidated Financial Statements

THE ADT CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	For the Six Months Ended
	March 31, 2016	March 27, 2015
Cash Flows from Operating Activities:
Net income	$126	$140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization	583	553
Amortization of deferred subscriber acquisition costs	76	69
Amortization of deferred subscriber acquisition revenue	(86)	(80)
Stock-based compensation expense	12	12
Deferred income taxes	53	59
Provision for losses on accounts receivable and inventory	26	30
Changes in operating assets and liabilities and other	(1)	(27)
Net cash provided by operating activities	789	756
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(282)	(267)
Subscriber system assets	(340)	(352)
Capital expenditures	(43)	(50)
Other investing	23	(39)
Net cash used in investing activities	(642)	(708)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	10	27
Repurchases of common stock under approved program	(30)	(138)
Dividends paid	(71)	(71)
Proceeds from long-term borrowings	130	505
Repayment of long-term debt	(188)	(367)
Other financing	(2)	(5)
Net cash used in financing activities	(151)	(49)

Effect of currency translation on cash	1	(2)

Net decrease in cash and cash equivalents	(3)	(3)
Cash and cash equivalents at beginning of period	78	66
Cash and cash equivalents at end of period	$75	$63
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
Merger—On February 14, 2016, the Company, as authorized by the Company's Board of Directors, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Prime Security Services Borrower, LLC, a Delaware limited liability company (“Parent”), Prime Security One MS, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and solely for the purposes of Article IX thereof, Prime Security Services Parent, Inc., a Delaware corporation (“Parent Inc.”) and Prime Security Services TopCo Parent, L.P., a Delaware limited partnership (“Parent LP”), pursuant to which, on May 2, 2016 (the "Closing Date"), Merger Sub merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).
At the effective time of the Merger, each share of the Company’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the Merger (other than shares of the Company’s common stock held by Parent, Merger Sub, or any other direct or indirect wholly owned subsidiary of Parent, shares owned by the Company, including shares held in treasury, or any of its direct or indirect wholly owned subsidiaries, and shares owned by stockholders who have properly made and not withdrawn a demand for appraisal rights under Delaware law) was cancelled and converted into the right to receive cash consideration of $42.00 per share, without interest and subject to applicable withholding taxes.
In connection with the closing of the Merger, on the Closing Date, the Company’s common stock was delisted from the New York Stock Exchange. The Company deregistered under the Securities Exchange Act of 1934 on May 12, 2016.
The completion of the Merger was subject to customary closing conditions including, among others, ADT stockholder approval and regulatory approval.  On March 9, 2016, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and on March 11, 2016, the Commissioner of Competition issued a no action letter and waiver of the obligations to notify with respect to the Merger under Section 113(c) of the Competition Act (Canada). On April 22, 2016, ADT's stockholders adopted the Merger Agreement.
Refer to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the "SEC") on February 16, 2016 for additional information on the Merger and the definitive proxy statement relating to the Merger filed with the SEC on Schedule 14A on March 25, 2016.
Consent Solicitations
On April 1, 2016, in connection with the Merger, the Company commenced consent solicitations (the “Consent Solicitations”) with respect to ADT’s 5.250% Senior Notes due 2020, 6.250% Senior Notes due 2021, 3.500% Notes due 2022, 4.125% Senior Notes due 2023, and 4.875% Notes due 2042 (collectively, the “ADT Rollover Notes”), and such consents would (i) waive (with respect to each series of ADT Rollover Notes, the “Waiver” and, collectively, the “Waivers”) any potential “Change of Control Triggering Event,” including any potential obligation of ADT to make a “Change of Control Offer” (each as defined in the indentures governing the ADT Rollover Notes), and (ii) amend the indentures governing each series of ADT Rollover Notes, which would (a) amend the definition of “Change of Control” and (b) limit any required grant of capital stock as collateral with respect to the ADT Rollover Notes to the extent necessary not to be subject to any requirement pursuant to the SEC rules to file separate financial statements with the SEC or any other governmental agency (clauses (a) and (b) together, with respect to each series of ADT Rollover Notes, the “Proposed Amendments”).
In the Consent Solicitations, the Company was seeking consents to the applicable Waiver and the Proposed Amendments for each series of ADT Rollover Notes as a single proposal, which under each ADT Rollover Note Indenture requires the consent of holders of not less than a majority in aggregate principal amount of each such series of ADT Rollover Notes. As of April 25, 2016, the requisite consents for the Waiver and the Proposed Amendments (the “Requisite Consents”) were obtained with respect to each series of ADT Rollover Notes. On the Closing Date, Parent funded the payment of consent fees in connection with the Consent Solicitations.

Following receipt of the Requisite Consents, the Company has executed a supplemental indenture to each series of ADT Rollover Notes (each, a “Supplemental Indenture”) giving effect to (a) the Waiver of any “Change of Control Triggering Event” in connection with the Merger and (b) the Proposed Amendments. The Supplemental Indentures also provide each series of ADT Rollover Notes the benefit of (1) guarantees by Parent and all wholly owned domestic subsidiaries of the combined company and (2) a first-priority security interest in substantially all of the combined company’s existing and future assets. The Supplemental Indenture became operative upon the closing of the Merger.
Tender Offers
On April 1, 2016, in connection with the Merger, Merger Sub commenced tender offers (the “Tender Offers”) to purchase for cash any and all of the Company’s outstanding $750 million aggregate principal amount of 2.250% Notes due 2017 (the “2017 Notes”) and $500 million aggregate principal amount of 4.125% Senior Notes due 2019. On the Closing Date, $667 million aggregate principal amount of the 2017 Notes were purchased in the applicable Tender Offer, leaving $83 million aggregate principal amount of the 2017 Notes outstanding (the “Remaining 2017 Notes”), and $453 million aggregate principal amount of the 2019 Notes were purchased in the applicable Tender Offer, leaving $47 million aggregate principal amount of the 2019 Notes outstanding (the “Remaining 2019 Notes” and, together with the Remaining 2017 Notes, the “Remaining Notes”).
On the Closing Date, following the completion of the Merger and the purchase of the tendered 2017 and 2019 Notes in the Tender Offers, the Company delivered a notice of redemption (the “Redemption Notice”) to the holders of the Remaining Short-Term Notes. The Redemption Notice provides for the Company’s redemption of the Remaining Notes on June 1, 2016 (the “Redemption Date”) at a redemption price as specified in the Company's Current Report on Form 8-K filed with the SEC on May 6, 2016.
Exchange Offer
On April 1, 2016, Merger Sub launched an offer to exchange (the “Exchange Offer”) new 4.875% First-Priority Senior Secured Notes due 2032 (the “Exchange Notes”) for any and all of ADT’s outstanding 4.875% Notes due 2042 that are held by eligible holders. On the Closing Date, Merger Sub successfully completed the Exchange Offer and issued $718 million aggregate principal amount of Exchange Notes pursuant to the Exchange Offer. Following the completion of the Exchange Offer, $32 million aggregate principal amount of the Registrant’s 4.875% Notes due 2042 remained outstanding as of the Closing Date. The Exchange Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.
Revolving Credit Facility
On the Closing Date, the Company terminated its five-year unsecured senior revolving credit facility, dated as of June 22, 2012. In connection with the termination, the Company repaid all of its outstanding obligations in respect of principal, interest, and fees under its revolving credit facility.
Basis of Presentation—The Condensed and Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in United States dollars ("USD") in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The Condensed and Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company's financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these Condensed and Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year. For a more comprehensive understanding of ADT and its Condensed and Consolidated Financial Statements, please review these interim financial statements in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 25, 2015 ("2015 Form 10-K"), which was filed with the SEC on November 12, 2015.
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
Inventories—Inventories are recorded at the lower of cost (average cost) or market value. Inventories consisted of the following ($ in millions):

	March 31, 2016	September 25, 2015
Work in progress	$3	$3
Finished goods	77	73
Inventories	$80	$76
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets includes prepaid expenses of $22 million and $15 million as of March 31, 2016 and September 25, 2015, respectively.
Subscriber System Assets—Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. The following table sets forth the gross carrying amount and accumulated depreciation of the Company's subscriber system assets as of March 31, 2016 and September 25, 2015 ($ in millions):

	March 31, 2016	September 25, 2015
Gross carrying amount	$5,391	$5,124
Accumulated depreciation	(2,781)	(2,622)
Subscriber system assets, net	$2,610	$2,502
Depreciation expense relating to subscriber system assets for the quarters and six months ended March 31, 2016 and March 27, 2015 was as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 31, 2016	March 27, 2015	March 31, 2016	March 27, 2015
Subscriber system assets depreciation expense	$120	$107	$237	$211
Financial Instruments—The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. Due to their short-term nature, the fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated carrying value as of March 31, 2016 and September 25, 2015.
Long-Term Debt Instruments—The fair value of the Company's unsecured notes was determined using broker-quoted market prices, which are considered Level 2 inputs. The carrying amount of debt outstanding under the Company's revolving credit facility approximates fair value as interest rates on these borrowings approximate current market rates, which are considered Level 2 inputs.

The carrying value and fair value of the Company's debt that is subject to fair value disclosures as of March 31, 2016 and September 25, 2015 were as follows ($ in millions):

	March 31, 2016		September 25, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt instruments, excluding capital lease obligations and other	$5,321	$4,865	$5,361	$5,044
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
Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of March 31, 2016 and September 25, 2015 consisted of the following ($ in millions):

	March 31, 2016	September 25, 2015
Payroll-related accruals	$44	$79
Insurance-related accruals	36	39
Accrued interest	44	44
Other accrued liabilities	77	69
Total accrued expenses and other current liabilities	$201	$231
Guarantees—In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations, or cash flows. As of March 31, 2016 and September 25, 2015, there were no material guarantees.
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which sets forth a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. In August 2015, the FASB issued an amendment to defer the effective date of this guidance by one year to December 15, 2017, for annual reporting periods, including interim reporting periods within those periods, beginning after that date. Early adoption is permitted, but not before the original effective date of December 15, 2016. This guidance, including all subsequently issued amendments by the FASB to this guidance, will be effective for the Company in the first quarter of fiscal year 2019. The Company is currently evaluating the impact of this guidance.
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
In February 2016, the FASB issued authoritative guidance on accounting for leases. This new guidance requires lessees to recognize a right-to-use asset and a lease liability for substantially all leases and to disclose key information about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows for lessees will remain significantly unchanged from current guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and will be effective for the Company in the first quarter of fiscal year 2020. Early adoption is permitted. The guidance is to be adopted using a modified retrospective approach as of the earliest period presented. The Company is currently evaluating the impact of this guidance.
In March 2016, the FASB issued authoritative guidance to simplify the accounting for employee share-based payment transactions. The new guidance simplifies the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as simplifies the classification of transactions related to share-based payments in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and will be effective for the Company in the first quarter of fiscal year 2018. Early adoption is permitted, provided that all amendments are adopted in the same period. The guidance also includes the acceptable or required transition methods for each of the various amendments included in the new standard. The Company is currently evaluating the impact of this guidance.
2. Acquisitions
Dealer Generated Customer Accounts and Bulk Account Purchases
During the six months ended March 31, 2016 and March 27, 2015, the Company paid $282 million and $267 million, respectively, for customer contracts for electronic security services generated under the ADT authorized dealer program and bulk account purchases.
3. Goodwill and Other Intangible Assets
Goodwill
There were no material changes in the carrying amount of goodwill in either of the Company's reportable segments during the six months ended March 31, 2016.

Other Intangible Assets
The following table sets forth the gross carrying amounts and accumulated amortization of the Company's other intangible assets as of March 31, 2016 and September 25, 2015 ($ in millions):

	March 31, 2016		September 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable:
Contracts and related customer relationships	$8,223	$(5,274)	$8,147	$(5,183)
Other	41	(7)	41	(6)
Total	$8,264	$(5,281)	$8,188	$(5,189)
The changes in the net carrying amount of contracts and related customer relationships during the six months ended March 31, 2016 were as follows ($ in millions):

Balance as of September 25, 2015	$2,964
Customer contract additions, net of dealer charge-backs	285
Amortization	(308)
Currency translation and other	8
Balance as of March 31, 2016	$2,949
The weighted-average amortization period for contracts and related customer relationships acquired during the six months ended March 31, 2016 was 15 years. Intangible asset amortization expense for the quarters and six months ended March 31, 2016 and March 27, 2015 was as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 31, 2016	March 27, 2015	March 31, 2016	March 27, 2015
Intangible asset amortization expense	$155	$153	$309	$309
The estimated aggregate amortization expense for intangible assets is expected to be as follows ($ in millions):

Remainder of fiscal 2016	$296
Fiscal 2017	516
Fiscal 2018	430
Fiscal 2019	368
Fiscal 2020	295
Fiscal 2021	214
Other than goodwill, the Company does not have any other indefinite-lived intangible assets as of March 31, 2016.
4. Debt
Revolving Credit Facility
As of March 31, 2016, the Company had $280 million outstanding borrowings under its $750 million revolving credit facility compared with $335 million outstanding as of September 25, 2015. During the six months ended March 31, 2016, the Company borrowed $130 million under the revolving credit facility and repaid $185 million. The interest rate for borrowings under the revolving credit facility is based on the London Interbank Offered Rate or an alternative base rate, plus a spread, based upon the Company's credit rating. The revolving credit facility has a maturity date of June 22, 2017.
Other
Refer to Note 1 for information on the fair value of the Company's debt including the Company's unsecured notes as well as information about the Merger's impact on the Company's debt.

5. Equity
Dividends
During the six months ended March 31, 2016, the Company's Board of Directors declared and paid the following dividends on ADT's common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

October 14, 2015	$0.21	October 28, 2015	November 18, 2015
January 7, 2016	$0.22	January 27, 2016	February 17, 2016
On December 15, 2015, the Company's Board of Directors authorized an increase in the Company's quarterly dividend from $0.21 per share to $0.22 per share of its common stock.
Pursuant to the terms of the Merger Agreement, the Company was not permitted to declare, authorize, or pay any dividends prior to the consummation of the Merger, other than the quarterly dividend announced on January 7, 2016, or dividends to its wholly owned subsidiaries.
Share Repurchase Programs
On November 18, 2013, the Company's Board of Directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012 ("FY2013 Share Repurchase Program"). On November 26, 2015, the FY2013 Share Repurchase Program expired. Prior to the expiration of this share repurchase program, during the six months ended March 31, 2016, the Company made open market repurchases of 985 thousand shares of ADT's common stock at an average price of $30.01 per share. The total cost of open market repurchases was approximately $30 million, all of which was paid during the period. On the expiration date of this share repurchase program, the remaining authorized amount of $27 million expired.
The Company's share repurchases for the six months ended March 31, 2016 were made in accordance with the publicly announced board approved FY2013 Share Repurchase Program. In addition, the Company's repurchases were treated as effective retirements of the purchased shares, and therefore reduced reported shares issued and outstanding by the number of shares repurchased. The Company recorded the excess of the purchase price over the par value of the common stock as a reduction to additional paid-in capital.
On July 17, 2015, the Company's Board of Directors approved a new, three-year share repurchase program authorizing the Company to purchase up to $1 billion of ADT's common stock ("FY2015 Share Repurchase Program"). Pursuant to this approval, the Company may enter into accelerated share repurchase plans, as well as repurchase shares on the open market pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions, or otherwise. The FY2015 Share Repurchase Program expires on July 17, 2018, and may be terminated at any time. As of March 31, 2016, no shares have been repurchased under the approved FY2015 Share Repurchase Program.
The Company may also repurchase shares in connection with tax withholding requirements associated with the vesting of share-based awards, which are separate from the share repurchase programs described above. During the six months ended March 31, 2016, shares repurchased to satisfy tax withholding requirements were not material.
Pursuant to the terms of the Merger Agreement, the Company was not permitted to repurchase shares of its common stock prior to the consummation of the Merger, subject to certain exceptions.
Other
During the six months ended March 31, 2016, the Company did not record any material reclassifications out of Accumulated Other Comprehensive Loss.
Effective on September 28, 2012, Tyco International plc ("Tyco") distributed to its public stockholders the Company's common stock (the "Separation"), and ADT became an independent public company. During the second quarter of fiscal year 2016, the Company increased its unrecognized tax benefits and reduced additional paid-in capital by approximately $58 million associated with certain pre-Separation intercompany transactions which potentially impact the Company's NOL carryforwards. Refer to Note 6 and Note 7 for more information regarding the Company's unrecognized tax benefits and the 2012 Tax Sharing Agreement, as defined therein.

6. Income Taxes
Unrecognized Tax Benefits
During the second quarter of fiscal year 2016, the Company increased its unrecognized tax benefits and reduced additional paid-in capital by approximately $58 million associated with certain pre-Separation intercompany transactions which potentially impact NOL carryforwards. Refer to Note 5 for a discussion. The Company's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe that the balance of its unrecognized tax benefits will be resolved in the next twelve months. The resolution of certain components of the Company's uncertain tax positions may be partially offset by an adjustment to the receivable from Tyco, which was recorded pursuant to the 2012 Tax Sharing Agreement.  Refer to Note 7 for more information on the 2012 Tax Sharing Agreement, as defined therein.
Effective Tax Rate
The Company's income tax expense for the quarter and six months ended March 31, 2016 totaled $28 million and $56 million, respectively, resulting in an effective tax rate for the periods of 31.1% and 30.8% respectively. The Company's income tax expense for the quarter and six months ended March 27, 2015 totaled $32 million and $68 million, respectively, resulting in an effective tax rate for the periods of 32.0% and 32.7%, respectively. The effective tax rates reflect the tax impact of permanent items, state tax expense, changes in tax laws, and non-U.S. net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
7. Commitments and Contingencies
Purchase Obligations
As of March 31, 2016, there have been no material changes to the Company’s purchase obligations outside the ordinary course of business as compared to September 25, 2015.
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
On January 14, 2015, the SEC sent the Company a letter stating that it is investigating the matters at issue in the foregoing litigation and requesting that the Company voluntarily provide the information and documents set forth in the letter concerning the same litigation. On February 16, 2016, the SEC sent the Company a letter stating they have concluded their investigation, and they do not intend to recommend an enforcement action against the Company.
Derivative Litigation
In May and June 2014, four derivative actions were filed against a number of past and present officers and directors of the Company. Like the securities actions described above, the derivative actions focus primarily on the Company's stock repurchase program in 2012 and 2013, the buyback of stock from Corvex in November 2013, and the Company's statements concerning its financial condition and future business prospects for fiscal 2013 and the first quarter of fiscal 2014. Three of the derivative actions were filed in the United States District Court for the Southern District of Florida. On July 16, 2014, the Court consolidated those three actions under the caption In re The ADT Corporation Derivative Litigation, Lead Case No. 14-80570-CIV-DIMITROULEAS/SNOW, and on May 20, 2015, the Florida federal court entered an order of dismissal. The fourth derivative action, entitled Seidl v. Colligan, Case No. 2014CA007529, was filed in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The action was stayed pending the resolution of the Ryan action, described below, and was voluntarily dismissed by the plaintiff on November 19, 2015. A fifth derivative action asserting similar claims, entitled Ryan v. Gursahaney, C.A. No. 9992-VCP (the “Ryan action”), was filed in the Delaware Court of Chancery on August 1, 2014. The Delaware Court of Chancery dismissed the Ryan action on April 28, 2015, and on November 19, 2015, the Delaware Supreme Court affirmed the dismissal. A sixth derivative action asserting similar claims against the same group of past and present officers and directors was filed in the Delaware Court of Chancery on January 27, 2015 under the caption entitled Binning v. Gursahaney, C.A. No. 10586-VCP (the “Binning action”).  Defendants moved to dismiss Binning's amended complaint on July 7, 2015, and on December 11, 2015, also forwarded a copy of the Delaware Supreme Court's affirmance of the Ryan action dismissal. On May 6, 2016, the Court granted Defendants' motion and dismissed the complaint.
Merger Litigation
Following the February 16, 2016 announcement of the execution of the Merger Agreement, six purported stockholders of ADT initiated legal actions challenging the Merger. On February 24, 2016, two purported stockholders filed putative class action complaints, entitled Shannon Seidl v. The ADT Corporation, et al., C.A. No. 50-2016-CA-1984-XXXX-MBN and Yun Li v. The ADT Corporation, et al., C.A. No. 50-2016-CA-1995-XXXX-MB, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against ADT, the members of the ADT Board, Apollo Global Management, LLC (together with its consolidated subsidiaries and affiliates, "Apollo"), Parent, Merger Sub, Parent Inc., and Parent LP. On March 9, 2016 and March 10, 2016, respectively, two purported stockholders filed putative class action complaints, entitled Rosenfeld Family Foundation v. The ADT Corporation, et al., C.A. No. 50-2016-CA-002566-XXXX-MB and Federico Castro v. The ADT Corporation, et al., C.A. No. 50-2016-CA-002661-XXXX-MB, also in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the same defendants (collectively the "Florida Actions"). The complaints in all four of the Florida Actions included claims for breach of fiduciary duty against the individual directors, alleging that the directors violated the duties of loyalty, good faith, due care, and/or disclosure owed to ADT stockholders. The complaints also included claims for aiding and abetting breaches of fiduciary duty against Apollo, Parent, Merger Sub, Parent Inc., and Parent LP.

Plaintiffs Seidl, Rosenfeld, and Castro sought an order, inter alia, permanently enjoining the defendants from consummating the Merger and enjoining the director defendants from initiating any defensive measures that would inhibit their ability to maximize value for ADT stockholders. Plaintiff Li sought an order, inter alia, requiring the director defendants to fulfill their fiduciary duties. All plaintiffs also sought certification of the actions as class actions, an accounting of all damages suffered or to be suffered as a result of the transaction, and attorneys’ fees and costs. On April 8, 2016, the plaintiffs in each of the Florida Actions filed notices voluntarily dismissing each of those actions.
On March 24, 2016 and April 4, 2016, two purported stockholders filed putative class action complaints, respectively entitled MSS 12-09 Trust v. Thomas Colligan, et al., Case No. 12133 and Peter Roy v. The ADT Corporation, et al., Case No. 12160 (the “Delaware Actions”), in the Court of Chancery of the State of Delaware asserting claims for breach of fiduciary duty against the individual ADT directors. Plaintiffs sought an order finding the directors liable for breaching their fiduciary duties based on the claim that the definitive proxy statement, defined below, failed to disclose certain allegedly material information necessary to permit ADT stockholders to cast a fully informed vote on the Merger transaction. Plaintiff Peter Roy also filed motions seeking expedited discovery and a preliminary injunction.
ADT believes that the Florida Actions and the Delaware Actions were without merit and that no further disclosure was required to supplement the Company's definitive proxy statement that was filed with the SEC on March 25, 2016 (as amended or supplemented from time to time, the “definitive proxy statement”), under applicable laws. However, to eliminate the burden, expense, and uncertainties inherent in such litigation, and without admitting any liability or wrongdoing, ADT determined to make certain supplemental disclosures to the definitive proxy statement, as set forth in the Company's Form 8-K filed on April 11, 2016. Nothing in the supplemental disclosures shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures. On April 12, 2016 and April 13, 2016, Plaintiff MSS 12-09 Trust and Plaintiff Roy, respectively, filed notices voluntarily dismissing the Delaware Actions.
ADT and the other named defendants have vigorously denied, and continue to vigorously deny, that they have committed any violation of law or engaged in any of the wrongful acts that were alleged in the Florida Actions or the Delaware Actions.
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

On January 15, 2016, Tyco entered into a Stipulation of Settled Issues with the IRS regarding the Tyco IRS Notices and the Partnership Notices intending to resolve all disputes related to the intercompany debt issues for IRS audits of 1997 through 2000 tax years of Tyco and its subsidiaries, as they existed at the time. On May 17, 2016, the IRS Office of Appeals issued fully-executed Forms 870-AD that effectively settle the matters on appeal on the same terms as those set forth in the Stipulation of Settled Issues, and on May 31, 2016 the U.S. Tax Court entered decisions consistent with the Stipulation of Settled Issues. As a result, Tyco has resolved all aspects of the controversy before the U.S. Tax Court and before the Appeals Division of the IRS for audit cycles 1997 through 2007. The resolution resulted in a total cash payment to the IRS shared among Tyco, Medtronic, and TE Connectivity in accordance with the formula in the 2007 Tax Sharing Agreement. Consequently, the cash payment was split among Tyco, Medtronic, and TE Connectivity 27%, 42%, and 31%, respectively. ADT’s share of the collective liability is determined pursuant to the 2012 Tax Sharing Agreement, and, under such agreement, ADT is not responsible for any cash payments under the resolution. The resolution has no impact on ADT's financial position, results of operations, or cash flows.
During the fiscal year 2015, the IRS concluded its field examination of certain of Tyco's U.S. federal income tax returns for the 2008 and 2009 tax years of Tyco and its subsidiaries. Tyco received anticipated Revenue Agents' Reports (the "2008-2009 RARs") proposing adjustments to certain Tyco entities' previously filed tax return positions, including the predecessor to ADT, relating primarily to certain intercompany debt. In response, Tyco filed a formal, written protest with the IRS Office of Appeals requesting review of the 2008-2009 RARs. Tyco has advised the Company that it strongly disagrees with the IRS position and intends to vigorously defend its prior filed tax return positions and believes the previously reported taxes for the years in question are appropriate. The 2008-2009 RARs are still under administrative review by the IRS, and are not covered by the Stipulation of Settled Issues.
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
Refer to Note 6 for information regarding a change to the Company's unrecognized tax benefits during the second quarter of fiscal year 2016.
Other liabilities in the Company's Condensed and Consolidated Balance Sheets as of both March 31, 2016 and September 25, 2015 include $19 million for ADT's obligations under certain tax related agreements entered into in conjunction with the Separation. The maximum amount of potential future payments is not determinable as they relate to unknown conditions and future events that cannot be predicted.

8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could participate in earnings, but not securities that are anti-dilutive. The computations of basic and diluted earnings per share for the quarters and six months ended March 31, 2016 and March 27, 2015 are as follows:

	For the Quarters Ended		For the Six Months Ended
(in millions, except per share amounts)	March 31, 2016	March 27, 2015	March 31, 2016	March 27, 2015
Basic Earnings Per Share
Numerator:
Net income	$62	$68	$126	$140
Denominator:
Basic weighted-average shares outstanding	165	171	165	173

Basic earnings per share	$0.38	$0.40	$0.76	$0.81

	For the Quarters Ended		For the Six Months Ended
(in millions, except per share amounts)	March 31, 2016	March 27, 2015	March 31, 2016	March 27, 2015
Diluted Earnings Per Share
Numerator:
Net income	$62	$68	$126	$140
Denominator:
Basic weighted-average shares outstanding	165	171	165	173
Effect of dilutive securities:
Dilutive effect of stock options and restricted stock units	1	1	1	—
Diluted weighted-average shares outstanding	166	172	166	173

Diluted earnings per share	$0.37	$0.40	$0.76	$0.81
The computation of diluted earnings per share excludes potentially dilutive securities whose effect would have been anti-dilutive in the amount of approximately 2.9 million shares and 2.2 million shares for the quarters ended March 31, 2016 and March 27, 2015, respectively, and approximately 2.8 million shares and 2.2 million shares for the six months ended March 31, 2016 and March 27, 2015, respectively.
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
The Company's CODM evaluates segment performance based on several factors, of which the primary financial measures are revenue and adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"). Revenue is attributed to individual countries based upon the operating entity that records the transaction. Adjusted EBITDA is defined as net income adjusted for interest, taxes, and certain non-cash items including depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with customer acquisitions, and amortization of dealer and other intangible assets. Adjusted EBITDA is also adjusted to exclude charges and gains related to the Merger, acquisitions, integrations, restructurings, impairments, and other income or charges. Such items are excluded to eliminate the impact of items that management does not consider indicative of the Company's core operating performance and/or business trends of the Company.

All discussions and amounts reported below, including the prior year period, are based on the new segment structure. There is no impact on the previously reported condensed and consolidated balance sheet, statement of operations, or statement of cash flows.
Segment results for the quarters and six months ended March 31, 2016 and March 27, 2015 are as follows ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 31, 2016	March 27, 2015	March 31, 2016	March 27, 2015
Revenue:
United States	$837	$820	$1,673	$1,631
Canada(1)	62	70	126	146
Total	$899	$890	$1,799	$1,777

Adjusted EBITDA:
United States	$442	$412	$871	$834
Canada(1)	26	32	54	63
Total	$468	$444	$925	$897

Depreciation and Amortization:
United States	$311	$291	$617	$576
Canada(1)	21	22	42	46
Total	$332	$313	$659	$622

(1) Results include the impact of fluctuations in foreign currency exchange rates.
The Company's CODM does not evaluate the performance of the Company's assets on a segment basis for internal management reporting. Therefore, such information is not presented.

The following table sets forth a reconciliation of segment Adjusted EBITDA to the Company's consolidated income before income taxes for the quarters and six months ended March 31, 2016 and March 27, 2015 ($ in millions):

	For the Quarters Ended		For the Six Months Ended
	March 31, 2016	March 27, 2015	March 31, 2016	March 27, 2015
Income before income taxes	$90	$100	$182	$208
Interest expense, net	53	51	106	101
Depreciation and intangible asset amortization	294	278	583	553
Amortization of deferred subscriber acquisition costs	38	35	76	69
Amortization of deferred subscriber acquisition revenue	(43)	(40)	(86)	(80)
Restructuring and other	2	2	5	4
Merger, acquisition, and integration costs	8	—	9	1
Radio conversion costs	26	19	50	42
Separation related other income	—	(1)	—	(1)
Adjusted EBITDA	$468	$444	$925	$897

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The following discussion and analysis should be read in conjunction with our Condensed and Consolidated Financial Statements and the notes thereto, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 25, 2015, which was filed with the United States Securities and Exchange Commission ("SEC") on November 12, 2015 (the "2015 Form 10-K"). The Condensed and Consolidated Financial Statements include the consolidated results of The ADT Corporation and its wholly owned subsidiaries (hereinafter referred to as "we," "our," the "Company," or "ADT"). The financial statements have been prepared in United States dollars ("USD") in accordance with generally accepted accounting principles in the United States of America ("GAAP").
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

Merger
On February 14, 2016, we, as authorized by our Board of Directors, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among ADT, Prime Security Services Borrower, LLC, a Delaware limited liability company (“Parent”), Prime Security One MS, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and solely for the purposes of Article IX thereof, Prime Security Services Parent, Inc., a Delaware corporation (“Parent Inc.”) and Prime Security Services TopCo Parent, L.P., a Delaware limited partnership (“Parent LP”), pursuant to which, on May 2, 2016 (the "Closing Date"), Merger Sub merged with and into ADT, with ADT surviving as a wholly owned subsidiary of Parent (the “Merger”).
At the effective time of the Merger, each share of our common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the Merger (other than shares of ADT’s common stock held by Parent, Merger Sub, or any other direct or indirect wholly owned subsidiary of Parent, shares owned by ADT, including shares held in treasury, or any of its direct or indirect wholly owned subsidiaries, and shares owned by stockholders who have properly made and not withdrawn a demand for appraisal rights under Delaware law) was cancelled and converted into the right to receive cash consideration of $42.00 per share, without interest and subject to applicable withholding taxes.
In connection with the closing of the Merger, on the Closing Date, our common stock was delisted from the New York Stock Exchange. We were also deregistered under the Securities Exchange Act of 1934 on May 12, 2016.
The completion of the Merger was subject to customary closing conditions including, among others, ADT stockholder approval and regulatory approval. On March 9, 2016, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and on March 11, 2016, the Commissioner of Competition issued a no action letter and waiver of the obligations to notify with respect to the Merger under Section 113(c) of the Competition Act (Canada). On April 22, 2016, ADT's stockholders adopted the Merger Agreement.
Refer to our Current Report on Form 8-K filed with the SEC on February 16, 2016 for additional information on the Merger and the definitive proxy statement relating to the Merger filed with the SEC on Schedule 14A on March 25, 2016. Refer to Note 1 to the Condensed and Consolidated Financial Statements for information about the Merger's impact on our debt.
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
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"). Adjusted EBITDA is a non-GAAP measure reflecting net income adjusted for interest, taxes, and certain non-cash items which include depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with customer acquisitions, and amortization of dealer and other intangible assets. Adjusted EBITDA is also adjusted to exclude charges and gains related to the Merger, acquisitions, integrations, restructurings, impairments, and other income or charges. Such items are excluded to eliminate the impact of items that management does not consider indicative of our core operating performance and/or business trends. We believe Adjusted EBITDA is useful to provide investors with information about operating profits, adjusted for significant non-cash and other items, generated from the existing customer base. A reconciliation of Adjusted EBITDA to net income (the most comparable GAAP measure) and additional information, including a description of the limitations relating to the use of Adjusted EDITDA, are provided under "-Non-GAAP Measures."
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

Results of Operations
Quarter Ended March 31, 2016 Compared to Quarter Ended March 27, 2015
The following table sets forth our consolidated results of operations and key performance indicators for the periods presented.

	For the Quarters Ended
(in millions, except as otherwise indicated)	March 31, 2016	March 27, 2015	Variance	% Change
Results of Operations:
Recurring customer revenue	$834	$829	$5	0.6%
Other revenue	65	61	4	6.6%
Total revenue	899	890	9	1.0%
Operating expenses	756	742	14	1.9%
Operating income	143	148	(5)	(3.4)%
Interest expense, net	(53)	(51)	(2)	3.9%
Other income	—	3	(3)	(100.0)%
Income before income taxes	90	100	(10)	(10.0)%
Income tax expense	(28)	(32)	4	(12.5)%
Net income	$62	$68	$(6)	(8.8)%

Key Performance Indicators:
Ending number of customers (thousands)	6,547	6,653	(106)	(1.6)%
Gross customer additions (thousands)	227	249	(22)	(8.8)%
Customer unit attrition rate (percent)	12.1%	12.5%	-40 bps	N/M
Average revenue per customer (dollars)	$43.43	$41.98	$1.45	3.5%
Cost to serve expenses	$308	$305	$3	1.0%
Gross subscriber acquisition cost expenses	$112	$120	$(8)	(6.7)%
Adjusted EBITDA(1)	$468	$444	$24	5.4%
Adjusted Pre-SAC EBITDA(1)	$572	$557	$15	2.7%
N/M - Not meaningful

(1)	Adjusted EBITDA and Adjusted Pre-SAC EBITDA are non-GAAP measures. Refer to the "Non-GAAP Measures" section for the definitions thereof and reconciliations to the most comparable GAAP measures.

Revenue
Revenue by segment for the quarter ended March 31, 2016 compared to the quarter ended March 27, 2015 was as follows:

	For the Quarters Ended
(in millions)	March 31, 2016	March 27, 2015	$ Change	% Change
United States:
Recurring customer revenue	$780	$767	$13	1.7%
Other revenue	57	53	4	7.5%
Total	$837	$820	$17	2.1%

Canada:
Recurring customer revenue	$54	$62	$(8)	(12.9)%
Other revenue	8	8	—	—%
Total	$62	$70	$(8)	(11.4)%

Total revenue	$899	$890	$9	1.0%
United States Revenue
Revenue in the United States increased as a result of growth in recurring customer revenue for our residential and business customers of $13 million. Recurring customer revenue increased primarily as a result of higher average revenue per customer. Average revenue per customer increased by $1.62 or 3.7%, to $45.55 as of March 31, 2016 as compared to $43.93 as of March 27, 2015. This increase was primarily due to the addition of new customers at higher rates, largely driven by an increase in ADT Pulse® customers as compared to total customer additions, as well as price escalations on our existing customer base.
Gross customer additions decreased by 9.8% to 211 thousand for the quarter ended March 31, 2016 as compared to 234 thousand for the quarter ended March 27, 2015. This decrease was due to lower customer additions in our direct channel which included the negative impact from our enhanced focus on high quality customer additions through our disciplined customer selection process.
Ending number of customers, net of attrition, decreased slightly to 5.8 million customers as of March 31, 2016 as compared to 5.9 million customers as of March 27, 2015. Customer unit attrition was impacted favorably by strengthened resale efforts and improvements in voluntary disconnects partially offset by the impact of non-pay and relocation disconnects.
Canada Revenue
Revenue in Canada decreased primarily due to the unfavorable impact of foreign currency exchange rates.

Operating Expenses
We evaluate operating expenses by categorizing costs into cost to serve expenses, gross subscriber acquisition cost expenses, depreciation and amortization, and other. The following tables reflect the location of these items in our Condensed and Consolidated Statements of Operations as well as by segment for the quarters ended March 31, 2016 and March 27, 2015:

	For the Quarter Ended March 31, 2016
	Consolidated				Segment Information
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Total	United States	Canada	Total
Cost to serve expenses	$117	$165	$26	$308	$283	$25	$308
Gross subscriber acquisition cost expenses	9	103	—	112	103	9	112
Depreciation and amortization	274	58	—	332	311	21	332
Other	4	—	—	4	4	—	4
Total	$404	$326	$26	$756	$701	$55	$756

	For the Quarter Ended March 27, 2015
	Consolidated				Segment Information
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Total	United States	Canada	Total
Cost to serve expenses	$120	$166	$19	$305	$279	$26	$305
Gross subscriber acquisition cost expenses	9	111	—	120	110	10	120
Depreciation and amortization	259	54	—	313	291	22	313
Other	4	—	—	4	3	1	4
Total	$392	$331	$19	$742	$683	$59	$742
United States Operating Expenses
Operating expenses in the United States increased by $18 million for the quarter ended March 31, 2016 as compared to the quarter ended March 27, 2015 largely resulting from an increase in depreciation and amortization of $20 million, and cost to serve expenses of $4 million. These increases were partially offset by a decrease in gross subscriber acquisition cost expenses of $7 million.
The increase in depreciation and amortization was primarily driven by additional depreciation expense on existing and new subscriber system assets, which included higher costs associated with ADT Pulse® additions and upgrades.
The increase in cost to serve expenses was primarily driven by the following:
•Increase in customer service expenses of $8 million, primarily due to an increase in ADT Pulse® customers.
•Increase in radio conversion costs of $7 million.

•	Incremental costs of $7 million related to the Merger, as discussed above.
These increases were partially offset by a decrease in maintenance expenses due to a lower volume of customer tickets and improved operational efficiencies from strengthened business platforms and capabilities to support business simplifications, and lower bad debt expense.
The decrease in gross subscriber acquisition cost expenses was primarily driven by a decrease in advertising costs of $8 million. Advertising costs decreased largely due to greater costs associated with dealer lead generation activities under a marketing efficiency program for the quarter ended March 27, 2015 as compared to the quarter ended March 31, 2016.

Canada Operating Expenses
Operating expenses in Canada decreased by $4 million for the quarter ended March 31, 2016 as compared to the quarter ended March 27, 2015 primarily due to the impact of foreign currency exchange rates.
Income Tax Expense
Income tax expense decreased $4 million for the quarter ended March 31, 2016 as compared to the quarter ended March 27, 2015, and the effective tax rate decreased to 31.1% from 32.0%. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
Six Months Ended March 31, 2016 Compared to Six Months Ended March 27, 2015
The following table sets forth our consolidated results of operations, summary cash flow data, and key performance indicators for the periods presented.

	For the Six Months Ended
(in millions, except as otherwise indicated)	March 31, 2016	March 27, 2015	Variance	% Change
Results of Operations:
Recurring customer revenue	$1,667	$1,654	$13	0.8%
Other revenue	132	123	9	7.3%
Total revenue	1,799	1,777	22	1.2%
Operating expenses	1,511	1,471	40	2.7%
Operating income	288	306	(18)	(5.9)%
Interest expense, net	(106)	(101)	(5)	5.0%
Other income	—	3	(3)	(100.0)%
Income before income taxes	182	208	(26)	(12.5)%
Income tax expense	(56)	(68)	12	(17.6)%
Net income	$126	$140	$(14)	(10.0)%

Summary Cash Flow Data:
Net cash provided by operating activities	$789	$756	$33	4.4%
Net cash used in investing activities	(642)	(708)	66	(9.3)%
Net cash used in financing activities	(151)	(49)	(102)	208.2%

Key Performance Indicators:
Ending number of customers (thousands)	6,547	6,653	(106)	(1.6)%
Gross customer additions (thousands)	486	511	(25)	(4.9)%
Customer unit attrition rate (percent)	12.1%	12.5%	-40 bps	N/M
Average revenue per customer (dollars)	$43.43	$41.98	$1.45	3.5%
Cost to serve expenses	$614	$608	$6	1.0%
Gross subscriber acquisition cost expenses	$230	$232	$(2)	(0.9)%
Adjusted EBITDA(1)	$925	$897	$28	3.1%
Adjusted Pre-SAC EBITDA(1)	$1,138	$1,115	$23	2.1%
FCF(1)	$124	$87	$37	42.5%
N/M - Not meaningful

(1)	Adjusted EBITDA, Adjusted Pre-SAC EBITDA, and FCF are non-GAAP measures. Refer to the "Non-GAAP Measures" section for the definitions thereof and reconciliations to the most comparable GAAP measures.

Revenue
Revenue by segment for the six months ended March 31, 2016 compared to the six months ended March 27, 2015 was as follows:

	For the Six Months Ended
(in millions)	March 31, 2016	March 27, 2015	$ Change	% Change
United States:
Recurring customer revenue	$1,558	$1,525	$33	2.2%
Other revenue	115	106	9	8.5%
Total	$1,673	$1,631	$42	2.6%

Canada:
Recurring customer revenue	$109	$129	$(20)	(15.5)%
Other revenue	17	17	—	—%
Total	$126	$146	$(20)	(13.7)%

Total revenue	$1,799	$1,777	$22	1.2%
United States Revenue
Revenue in the United States increased as a result of growth in recurring customer revenue for our residential and business customers of $33 million. Recurring customer revenue increased primarily as a result of higher average revenue per customer. Average revenue per customer increased by $1.62 or 3.7% to $45.55 as of March 31, 2016 as compared to $43.93 as of March 27, 2015. This increase was primarily due to the addition of new customers at higher rates, largely driven by an increase in ADT Pulse® customers as compared to total customer additions, as well as price escalations on our existing customer base.
Gross customer additions decreased by 6.1% to 449 thousand during the six months ended March 31, 2016 as compared to 478 thousand during the six months ended March 27, 2015. This decrease was due to lower customer additions in our direct channel which included the negative impact from our enhanced focus on high quality customer additions through our disciplined customer selection process. This decrease was partially offset by additional customers resulting from the change in the calendar month end, as there were six additional days in the six months ended March 31, 2016, as discussed above.
Ending number of customers, net of attrition, decreased slightly to 5.8 million customers as of March 31, 2016 as compared to 5.9 million customers as of March 27, 2015. Customer unit attrition was impacted favorably by strengthened resale efforts and improvements in voluntary disconnects partially offset by the impact of non-pay and relocation disconnects.
Canada Revenue
Revenue in Canada decreased due to the unfavorable impact of foreign currency exchange rates.

Operating Expenses
We evaluate operating expenses by categorizing costs into cost to serve expenses, gross subscriber acquisition cost expenses, depreciation and amortization, and other. The following tables reflect the location of these items in our Condensed and Consolidated Statements of Operations as well as by segment for the six months ended March 31, 2016 and March 27, 2015:

	For the Six Months Ended March 31, 2016
	Consolidated				Segment Information
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Total	United States	Canada	Total
Cost to serve expenses	$232	$332	$50	$614	$564	$50	$614
Gross subscriber acquisition cost expenses	20	210	—	230	211	19	230
Depreciation and amortization	545	114	—	659	617	42	659
Other	8	—	—	8	7	1	8
Total	$805	$656	$50	$1,511	$1,399	$112	$1,511

	For the Six Months Ended March 27, 2015
	Consolidated				Segment Information
(in millions)	Cost of revenue	Selling, general and administrative expenses	Radio conversion costs	Total	United States	Canada	Total
Cost to serve expenses	$231	$335	$42	$608	$553	$55	$608
Gross subscriber acquisition cost expenses	22	210	—	232	210	22	232
Depreciation and amortization	518	104	—	622	576	46	622
Other	9	—	—	9	7	2	9
Total	$780	$649	$42	$1,471	$1,346	$125	$1,471
United States Operating Expenses
Operating expenses in the United States increased by $53 million for the six months ended March 31, 2016 as compared to the six months ended March 27, 2015 largely resulting from an increase in depreciation and amortization of $41 million and cost to serve expenses of $11 million.
The increase in depreciation and amortization was primarily driven by additional depreciation expense on existing and new subscriber system assets, which included higher costs associated with ADT Pulse® additions and upgrades.
The increase in cost to serve expenses was primarily driven by the following:
•Increase in customer service expenses of $17 million, primarily due to an increase in ADT Pulse® customers.
•Increase in radio conversion costs of $8 million.
These increases were partially offset by a decrease in maintenance expenses due to a lower volume of customer tickets and improved operational efficiencies from strengthened business platforms and capabilities to support business simplifications.

Canada Operating Expenses
Operating expenses in Canada decreased by $13 million for the six months ended March 31, 2016 as compared to the six months ended March 27, 2015 primarily due to the impact of foreign currency exchange rates.
Income Tax Expense
Income tax expense decreased $12 million for the six months ended March 31, 2016 as compared to the six months ended March 27, 2015, and the effective tax rate decreased to 30.8% from 32.7%. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
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
We believe Adjusted EBITDA is useful because it measures our success in acquiring, retaining, and servicing our customer base and our ability to generate and grow our recurring revenue while providing a high level of customer service in a cost-effective manner. Adjusted EBITDA excludes interest expense and the provision for income taxes. Excluding these items eliminates the expenses associated with our capitalization and tax structure. Because Adjusted EBITDA excludes interest expense, it does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment, or other discretionary uses. Adjusted EBITDA also excludes depreciation and amortization, which eliminates the impact of non-cash charges related to capital investments. Depreciation and amortization includes depreciation of subscriber system assets and other fixed assets, amortization of deferred costs and deferred revenue associated with subscriber acquisitions, and amortization of dealer and other intangible assets. Adjusted EBITDA is also adjusted to exclude charges and gains related to the Merger, acquisitions, integrations, restructurings, impairments, and other income or charges. Such items are excluded to eliminate the impact of items that management does not consider indicative of our core operating performance and/or business trends.
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
Adjusted EBITDA and Adjusted Pre-SAC EBITDA
The table below reconciles Adjusted EBITDA and Adjusted Pre-SAC EBITDA to net income for the periods presented.

	For the Quarters Ended		For the Six Months Ended
(in millions)	March 31, 2016	March 27, 2015	March 31, 2016	March 27, 2015
Net income	$62	$68	$126	$140
Interest expense, net	53	51	106	101
Income tax expense	28	32	56	68
Depreciation and intangible asset amortization	294	278	583	553
Amortization of deferred subscriber acquisition costs	38	35	76	69
Amortization of deferred subscriber acquisition revenue	(43)	(40)	(86)	(80)
Restructuring and other	2	2	5	4
Merger, acquisition, and integration costs	8	—	9	1
Radio conversion costs	26	19	50	42
Separation related other income	—	(1)	—	(1)
Adjusted EBITDA	$468	$444	$925	$897

Gross subscriber acquisition cost expenses	112	120	230	232
Revenue associated with the sale of equipment	(8)	(7)	(17)	(14)
Adjusted Pre-SAC EBITDA	$572	$557	$1,138	$1,115
Adjusted EBITDA and Adjusted Pre-SAC EBITDA by segment for the quarters and six months ended March 31, 2016 and March 27, 2015 were as follows:

	For the Quarters Ended		For the Six Months Ended
(in millions)	March 31, 2016	March 27, 2015	March 31, 2016	March 27, 2015
Adjusted EBITDA:
United States	$442	$412	$871	$834
Canada	26	32	54	63
Total	$468	$444	$925	$897

Adjusted Pre-SAC EBITDA:
United States	$540	$519	$1,073	$1,038
Canada	32	38	65	77
Total	$572	$557	$1,138	$1,115
Quarter Ended March 31, 2016 Compared to Quarter Ended March 27, 2015
United States Adjusted EBITDA and Adjusted Pre-SAC EBITDA
During the quarter ended March 31, 2016, Adjusted EBITDA and Adjusted Pre-SAC EBITDA increased by $30 million and $21 million, respectively, as compared to the quarter ended March 27, 2015. These increases were primarily due to higher recurring customer revenue of $13 million, and decreased cost to serve expenses of $10 million, which was adjusted to exclude a $7 million increase in radio conversion costs and a $7 million increase in merger related costs. The increase in Adjusted EBITDA was also positively impacted by a decrease in gross subscriber acquisition cost expenses of $7 million.
For further details on the drivers of these changes, refer to the discussions above under "-Results of Operations."

Canada Adjusted EBITDA and Adjusted Pre-SAC EBITDA
During the quarter ended March 31, 2016, Adjusted EBITDA and Adjusted Pre-SAC EBITDA each decreased by $6 million, as compared to the quarter ended March 27, 2015, primarily due to the unfavorable impact of foreign currency exchange rates.
Six Months Ended March 31, 2016 Compared to Six Months Ended March 27, 2015
United States Adjusted EBITDA and Adjusted Pre-SAC EBITDA
During the six months ended March 31, 2016, Adjusted EBITDA and Adjusted Pre-SAC EBITDA increased by $37 million and $35 million, respectively, as compared to the six months ended March 27, 2015. These increases were primarily due to higher recurring customer revenue of $33 million.
For further details on the drivers of these changes, refer to the discussions above under "-Results of Operations."
Canada Adjusted EBITDA and Adjusted Pre-SAC EBITDA
During the six months ended March 31, 2016, Adjusted EBITDA and Adjusted Pre-SAC EBITDA decreased by $9 million and $12 million, respectively, as compared to the six months ended March 27, 2015, primarily due to the unfavorable impact of foreign currency exchange rates.
FCF
The table below reconciles FCF to cash flows from operating activities for the periods presented.

	For the Six Months Ended
(in millions)	March 31, 2016	March 27, 2015	$ Change	% Change
Net cash provided by operating activities	$789	$756	$33	4.4%
Dealer generated customer accounts and bulk account purchases	(282)	(267)	(15)	5.6%
Subscriber system assets	(340)	(352)	12	(3.4)%
Capital expenditures	(43)	(50)	7	(14.0)%
FCF	$124	$87	$37	42.5%
FCF increased primarily due to an increase in net cash provided by operating activities and a decrease in cash paid for subscriber system assets, which was partially offset by an increase in cash paid for dealer generated customer accounts.
Net cash provided by operating activities increased due to higher Adjusted EBITDA, as discussed above, and the timing of other operating cash receipts and payments partially offset by incremental payroll-related payments associated with annual incentive compensation. The decrease in cash paid for subscriber system assets resulted primarily from a decrease in gross customer additions through the direct channel discussed above under "-Results of Operations-Revenue", partially offset by an increase in new ADT Pulse customers and a higher volume of ADT Pulse upgrades to existing customers.
The increase in cash paid for dealer generated customer accounts resulted primarily from the increased levels of dealer account production and an increase in ADT Pulse customers acquired through the dealer channel.
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

Liquidity
At March 31, 2016, we had $75 million in cash and cash equivalents and another $470 million available under our $750 million revolving credit facility. Our primary future cash needs are expected to be for operating activities, working capital, capital expenditures, and strategic investments. Under the Merger Agreement, we were not permitted to issue or sell common stock or incur new indebtedness in excess of $10 million, subject to certain exceptions, prior to the consummation of the Merger. We currently believe our cash position, amounts available under our revolving credit facility, and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months.
Revolving Credit Facility
There were $280 million in outstanding borrowings under our $750 million revolving credit facility as of March 31, 2016 compared with $335 million outstanding as of September 25, 2015. During the six months ended March 31, 2016, we borrowed $130 million under our revolving credit facility, and repaid $185 million using cash from operations.
As of March 31, 2016, we were in compliance with all covenants on our debt instruments.
On May 2, 2016, our revolving credit facility was repaid and terminated in connection with the Merger. Refer to Note 1 to the Condensed and Consolidated Financial Statements for further information about the Mergers impact on our debt.
Share Repurchase Programs
On November 18, 2013, our Board of Directors authorized a $1 billion increase to the $2 billion, three-year share repurchase program that was previously approved on November 26, 2012 ("FY2013 Share Repurchase Program"). On November 26, 2015, the FY2013 Share Repurchase Program expired. Prior to the expiration of this share repurchase program, during the six months ended March 31, 2016, we made open market repurchases of 985 thousand shares of our common stock at an average price of $30.01 per share. The total cost of these repurchases was approximately $30 million, all of which was paid during the period. On the expiration date of this share repurchase program, the remaining authorized amount of $27 million expired.
On July 17, 2015, our Board of Directors approved a new, three-year share repurchase program authorizing us to purchase up to $1 billion of our common stock ("FY2015 Share Repurchase Program"). The FY2015 Share Repurchase Program expires on July 17, 2018, and may be terminated at any time. As of March 31, 2016, no shares have been repurchased under the approved FY2015 Share Repurchase Program.
Pursuant to the provisions of the aforementioned repurchase programs, we may enter into accelerated share repurchase plans, as well as repurchase shares on the open market pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions, or otherwise.
Pursuant to the terms of the Merger Agreement, the Company was not permitted to repurchase shares of its common stock prior to the consummation of the Merger.
Dividends
During the six months ended March 31, 2016, our Board of Directors declared the following dividends on our common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

October 14, 2015	$0.21	October 28, 2015	November 18, 2015
January 7, 2016	$0.22	January 27, 2016	February 17, 2016
On December 15, 2015, our Board of Directors authorized an increase in our quarterly dividend from $0.21 per share to $0.22 per share on our common stock.
Pursuant to the terms of the Merger Agreement, we were not permitted to declare, authorize, or pay any dividends prior to the consummation of the Merger, other than the quarterly dividend announced on January 7, 2016, or dividends to its wholly owned subsidiaries.

Cash Flow Analysis
The following table is a summary of our cash flow activity for the six months ended March 31, 2016 and March 27, 2015:

	For the Six Months Ended
(in millions)	March 31, 2016	March 27, 2015	$ Change	% Change
Net cash provided by operating activities	$789	$756	$33	4.4%
Net cash used in investing activities	$(642)	$(708)	$66	(9.3)%
Net cash used in financing activities	$(151)	$(49)	$(102)	208.2%
Cash Flows from Operating Activities
For the six months ended March 31, 2016 and March 27, 2015, we reported net cash provided by operating activities of $789 million and $756 million, respectively. Refer to the discussion of changes in net cash provided by operating activities included in FCF under "Results of Operations -Non-GAAP Measures."
Cash Flows from Investing Activities
In order to maintain and grow our customer base and to expand our infrastructure, we typically reinvest the cash provided by our operating activities into our business. These investments are intended to grow our customer base, enhance the overall customer experience, improve the productivity of our field workforce, and support greater efficiency of our back office systems and our customer care centers. For the six months ended March 31, 2016 and March 27, 2015, our investing activities consisted of subscriber system asset additions of $340 million and $352 million, respectively, which includes the impact of gross customer additions through the direct channel and existing customer upgrades. Additionally, during the six months ended March 31, 2016 and March 27, 2015, we paid $282 million and $267 million, respectively, for customer contracts for electronic security services generated under the ADT authorized dealer program and bulk account purchases and paid $43 million and $50 million, respectively for capital expenditures. Also included in investing activities during the six months ended March 31, 2016 and March 27, 2015 was a net cash inflow of $23 million and a net cash outflow of $39 million, respectively, for other investing activities.
Cash Flows from Financing Activities
For the six months ended March 31, 2016, the net cash used in financing activities was primarily attributable to $188 million of repayments of long-term debt primarily related to repayments of outstanding borrowings under our revolving credit facility, $71 million in dividend payments on our common stock, and $30 million in repurchases of our common stock under our board approved FY2013 Share Repurchase Program. These uses of cash were partially offset by $130 million of proceeds from borrowings under our revolving credit facility.
For the six months ended March 27, 2015, the net cash used in financing activities was primarily attributable to $367 million of repayments of long-term debt primarily related to repayments of outstanding borrowings under our revolving credit facility, $138 million in share repurchases of our common stock under our board approved FY2013 Share Repurchase Program, and $71 million in dividend payments on our common stock. These uses of cash were partially offset by $505 million of proceeds from long-term borrowings, which consisted of proceeds from the issuance of our $300 million unsecured notes issued in December 2014, as well as borrowings under our revolving credit facility. We also received $27 million in proceeds from the exercise of stock options.
Commitments and Contractual Obligations
In our 2015 Form 10-K, we disclosed our commitments and contractual obligations. As of March 31, 2016, there have been no material changes to these commitments and contractual obligations outside the ordinary course of business.
Off-Balance Sheet Arrangements
There were no material off-balance sheet arrangements as of March 31, 2016.

Critical Accounting Policies and Estimates
The preparation of the Condensed and Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. We identified in our 2015 Form 10-K accounting policies that are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended March 31, 2016, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in our 2015 Form 10-K. Refer to Note 1 to the Condensed and Consolidated Financial Statements for information about recent accounting pronouncements.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the possible controls and procedures. Each reporting period, we carry out an evaluation, with the participation of our certifying officers or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on management's evaluation, our certifying officers have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the certifying officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth share repurchase activity for the respective periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2016 - January 31, 2016	—	$—	—	$1,000,000,000
February 1, 2016 - February 29, 2016	—	$—	—	$1,000,000,000
March 1, 2016 - March 31, 2016	—	$—	—	$1,000,000,000
Total	—	$—	—	$1,000,000,000

(1)
On July 17, 2015, our Board of Directors approved a new, three-year share repurchase program authorizing us to purchase up to $1 billion of our common stock. The FY2015 Share Repurchase Program expires on July 17, 2018, and may be terminated at any time. As of March 31, 2016, no shares have been repurchased under the FY2015 Share Repurchase Program.

(2)	The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6.     Exhibits.

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(1)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(3)

2.4	Agreement and Plan of Merger, dated as of February 14, 2016, by and among The ADT Corporation, Prime Security Services Borrower, LLC, Prime Security One MS, Inc., and solely for the purposes of Article IX thereof, Prime Security Services Parent, Inc. and Prime Security Services TopCo Parent, L.P.	(4)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation, effective May 2, 2016	(5)

3.2	Amended and Restated By-laws of The ADT Corporation, effective May 2, 2016	(5)

4.1	Sixth Supplemental Indenture between The ADT Corporation (as Issuer) and Wells Fargo Bank, National Association (as Trustee) dated as of April 8, 2016	(6)

4.2	First Supplemental Indenture between The ADT Corporation (as Issuer) and Wells Fargo Bank, National Association (as Trustee) dated as of April 8, 2016	(6)

4.3	Seventh Supplemental Indenture among The ADT Corporation (as Issuer), certain guarantors party thereto and Wells Fargo Bank, National Association (as Trustee) dated as of April 22, 2016	(7)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter and six months ended March 31, 2016 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed and Consolidated Statements of Operations, (iii) the Condensed and Consolidated Statements of Comprehensive Income, (iv) the Condensed and Consolidated Statement of Stockholders' Equity, (v) the Condensed and Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed and Consolidated Financial Statements

(1)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2012

(2)	Incorporated by reference from the respective exhibit to The ADT Corporation's Registration Statement on Form 10 filed on April 10, 2012 (File No. 001-35502)

(3)	Incorporated by reference from the respective exhibit to Amendment No. 3 to The ADT Corporation's Registration Statement on Form 10 filed on July 27, 2012 (File No. 001-35502)

(4)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on February 16, 2016

(5)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on May 6, 2016

(6)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on April 11, 2016

(7)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on April 25, 2016

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADT CORPORATION
By: /s/ Michael Geltzeiler
Michael Geltzeiler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	June 14, 2016

EXHIBIT INDEX

Exhibit Number	Exhibits
2.1	Separation and Distribution Agreement, dated September 26, 2012 among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	(1)

2.2	Separation and Distribution Agreement with respect to Tyco Flow Control Distribution, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(2)

2.3	Amendment No. 1 to the Separation and Distribution Agreement, dated as of July 25, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation	(3)

2.4	Agreement and Plan of Merger, dated as of February 14, 2016, by and among The ADT Corporation, Prime Security Services Borrower, LLC, Prime Security One MS, Inc., and solely for the purposes of Article IX thereof, Prime Security Services Parent, Inc. and Prime Security Services TopCo Parent, L.P.	(4)

3.1	Amended and Restated Certificate of Incorporation of The ADT Corporation, effective May 2, 2016	(5)

3.2	Amended and Restated By-laws of The ADT Corporation, effective May 2, 2016	(5)

4.1	Sixth Supplemental Indenture between The ADT Corporation (as Issuer) and Wells Fargo Bank, National Association (as Trustee) dated as of April 8, 2016	(6)

4.2	First Supplemental Indenture between The ADT Corporation (as Issuer) and Wells Fargo Bank, National Association (as Trustee) dated as of April 8, 2016	(6)

4.3	Seventh Supplemental Indenture among The ADT Corporation (as Issuer), certain guarantors party thereto and Wells Fargo Bank, National Association (as Trustee) dated as of April 22, 2016	(7)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of The ADT Corporation for the quarter and six months ended March 31, 2016 formatted in XBRL: (i) the Condensed and Consolidated Balance Sheets, (ii) the Condensed and Consolidated Statements of Operations, (iii) the Condensed and Consolidated Statements of Comprehensive Income, (iv) the Condensed and Consolidated Statement of Stockholders' Equity, (v) the Condensed and Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed and Consolidated Financial Statements

(1)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on October 1, 2012

(2)	Incorporated by reference from the respective exhibit to The ADT Corporation's Registration Statement on Form 10 filed on April 10, 2012 (File No. 001-35502)

(3)	Incorporated by reference from the respective exhibit to Amendment No. 3 to The ADT Corporation's Registration Statement on Form 10 filed on July 27, 2012 (File No. 001-35502)

(4)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on February 16, 2016

(5)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on May 6, 2016

(6)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on April 11, 2016

(7)	Incorporated by reference from the respective exhibit to The ADT Corporation's Current Report on Form 8-K filed on April 25, 2016